Form 10QSB
period 2000-09-30
WHITELIGHT TECHNOLOGIES INC
filed 2000-11-14
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-30872

WHITELIGHT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in charter)

     NEVADA                                       33-0910363
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

1516 BROOKHOLLOW DRIVE, SUITE D, SANTA ANA, CA           92705
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (714) 430-9209

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [    ]    No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 3, 2000, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and changes in its financial position from May 10, 2000, through September 30, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Whitelight Technologies, Inc.
(a development stage company)
Balance Sheet


ASSETS

                                                             September 30,
                                                                 2000
CURRENT ASSETS

     Cash (Note 1)                                        $      8,037
                                                              --------
     TOTAL ASSETS                                         $      8,037
                                                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest payable                                     $        627
     Note payable - related party (Note 4)                      16,700
                                                              --------
     Total Current Liabilities                                  17,327

STOCKHOLDERS' EQUITY

     Common Stock 100,000,000 shares
      authorized at $.001 par value;
      1,100,000 shares issued and outstanding (Note 6)           1,100
     Capital in Excess of Par Value                              9,900
     Deficit accumulated during development stage              (20,290)
                                                              --------
     Total Stockholders' Equity                                 (9,290)
                                                              --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $      8,037
                                                              ========

The accompanying notes are an integral part of these financial statements

Whitelight Technologies, Inc.
(a development stage company)
Statement of Operations

                                                           For the Period
                                         For the Three      May 10, 2000
                                         Months Ended      (Inception) to
                                         September 30       September 30,
                                             2000               2000

REVENUE                                $     -              $      -


EXPENSES

     General and Administrative        $     13,798         $     19,663
     Interest Expense                           418                  627
                                            -------               ------
     Total Expenses                          14,216               20,290

NET INCOME (LOSS) - Before Taxes       $    (14,216)        $    (20,290)

     Taxes (Note 2)                          -                     -

INCOME (LOSS)                          $    (14,216)        $    (20,290)
                                            =======               ======
Loss Per Common Share (Note 1)         $       (.01)        $       (.02)
                                            =======               ======
Average Outstanding Shares (Note 1)       1,100,000              995,567
                                            =======               ======

Whitelight Technologies, Inc.
(a development stage company)
Statements of Cash Flows

                                                            For the Period
                                           For the Three     May 10, 2000
                                           Months Ended     (inception) to
                                           September 30,     September 30,
                                               2000               2000
CASH FLOWS FROM
     OPERATING ACTIVITIES
          Net Income (Loss)              $     (14,216)     $     (20,290)
          Increase (Decrease)
            in Accounts Payable/Interest
            Payable                                418                627
          Expenses paid by Stock Issuance            -              5,600
                                               -------             ------
                                               (13,798)           (14,063)

CASH FLOWS FROM
     INVESTING ACTIVITIES
                                                     -                  -
CASH FLOWS FROM
     FINANCING ACTIVITIES
          Issuance of Common Stock for Cash          -              5,400
          Issuance of Note Payable for Cash          -             16,700
                                               -------             ------
                                                     -             22,100

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                      (13,798)             8,037

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   21,835                  -
                                               -------             ------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                         $  8,037         $    8,037
                                               =======             ======
CASH PAID DURING THE PERIOD FOR:
          Interest                            $      -         $        -
          Income Taxes                        $      -         $        -

Whitelight Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
September 30, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business - Whitelight Technologies, Inc. (the "Company") was incorporated in Nevada on May 10, 2000, as Whitelight Technologies, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

Earnings (Loss) Per Share The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

NOTE 2 -INCOME TAXES

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 2000.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Since the Company has not completed a complete year of operations, there is not an established net operating loss. Any net operating loss (if generated by the end of the year) will not expire until 2020.

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

The Company issued a promissory note in the amount of $16,700 to Mezzanine Capital Ltd. on May 18, 2000. The note is unsecured and carries an interest rate of 10% per annum to begin accruing on the date of the note. The principal and interest of the note shall be due and payable on May 18, 2001.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company has issued 560,000 shares of common stock for services performed in organizing the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $5,400 as capital contributions for stock of the Company and Mezzanine Capital Ltd. loaned $16,700 to the Company for operating expenses.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            Whitelight Technologies, Inc.


Date: November 10, 2000     By /s/ Eric Chess Bronk, President and Principal
                                   Financial and Accounting Officer