Form 10QSB
period 2001-03-31
WHITELIGHT TECHNOLOGIES INC
filed 2001-05-15
CIK 1117045

Page 1

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2001, there were 1,100,000 shares of the Registrant's Common Stock outstanding.


Page 2


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Page 3
                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                             March     December
                                                           31, 2001    31, 2000
                                                          ----------  ----------
                                                         (Unaudited)

                                  Assets
Current Assets
--------------
  Cash                                                    $   5,427   $   7,127
  Interest Receivable                                            30        -
  Note Receivable                                             1,200        -
                                                          ----------  ----------
     Total Assets                                         $   6,657   $   7,127
                                                          ==========  ==========

                    Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                        $   2,637   $    -
  Interest Payable                                            1,462       1,044
  Note Payable - Related Party (Note 4)                      16,700      16,700
                                                          ----------  ----------
     Total Current Liabilities                               20,799      17,744

Stockholders' Equity
--------------------
  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding                    1,100       1,100
  Capital in Excess of Par Value                              9,900       9,900
  Deficit Accumulated in the Development Stage              (25,142)    (21,617)
                                                          ----------  ----------
     Total Stockholders' Equity                             (14,142)    (10,617)
                                                          ----------  ----------
     Total Liabilities & Stockholders' Equity             $   6,657   $   7,127
                                                          ==========  ==========

                          See Accompanying Notes

Page 4
                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                       From May
                                                    For the            10, 2000
                                                Three Months Ended   (Inception)
                                                March       March      to March
                                              31, 2001    31, 2000     31, 2001
                                            ----------- -----------  -----------
Revenues                                    $       30  $     -      $       30
--------

Expenses
--------
  General & Administrative                       3,138        -          23,710
  Interest Expenses                                418        -           1,462
                                            ----------- -----------  -----------
     Total Expenses                              3,556        -          25,172

     Net Income (Loss) Before Taxes             (3,526)       -         (25,142)

     Taxes (Note 2)                             (3,526)       -            -
                                            ----------- -----------  -----------

     Net Income (Loss)                      $     (888) $     -      $     -
                                            =========== ===========  ===========

     Loss Per Common Share (Note 1)         $     -     $     -

     Average Outstanding Shares
     (Note 1)                                1,100,000   1,077,769
                                            =========== ===========



                          See Accompanying Notes


Page 5
                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                 Unaudited

                                                                       From May
                                                    For the            10, 2000
                                                Three Months Ended   (Inception)
                                                March       March      to March
                                              31, 2001    31, 2000     31, 2001
                                            ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------

  Net (Loss)                                $     (888) $     -      $  (25,142)
  Adjustments to Reconcile Net
   Loss to Net Cash
   (Increase) in Accounts/Interest
     Receivable                                 (1,230)       -          (1,230)
   Increase in Accounts/
     Interest Payable                              418        -           4,099
   Expenses Paid by Stock Issuance                -           -           5,600
                                            ----------- -----------  -----------
     Net (Used) by Operating
     Activities                                 (1,700)       -         (16,673)

Cash Flows from Investing Activities              -           -            -
------------------------------------        ----------- -----------  -----------
Cash Flows from Financing Activities
------------------------------------
  Issuance of Common Stock for Cash               -           -           5,400
  Issuance of Note Payable for Cash               -           -          16,700
                                            ----------- -----------  -----------
     Net Cash Provided by Financing
     Activities                                   -           -          22,100

     Increase (Decrease) in Cash and
     Cash Equivalents                           (1,700)       -           5,427

     Cash and Cash Equivalents at
     Beginning of Period                         7,127        -            -
                                            ----------- -----------  -----------
     Cash and Cash Equivalents at
     End of Period                          $    5,427  $     -      $    5,427
                                            =========== ===========  ===========

Disclosure from Operating Activities
------------------------------------

  Interest                                  $     -     $     -      $     -
  Taxes                                           -           -            -

                          See Accompanying Notes
Page 6

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business
  -------------------------
  Whitelight Technologies, Inc. (the "Company") was incorporated in Nevada on May 10, 2000, as Whitelight Technologies, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

  Cash and Cash Equivalents
  -------------------------
  The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

  Earnings (Loss) Per Share
  -------------------------
  The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

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

Page 7
                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2001

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

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

  During the first quarter of 2001, the Company loaned to a Corporation who is a shareholder in the Company. The receivable is unsecured and is bearing an interest rate of 10% per annum. The note receivable is due on demand. As of March 31, 2001, accrued interest amounts to $30.



Page 8

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


Page 9

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                Whitelight Technologies, Inc.


Date: May 15, 2001              By /s/ Eric Chess Bronk, President and
                                Principal Financial and Accounting Officer