Form 10QSB
period 2001-06-30
WHITELIGHT TECHNOLOGIES INC
filed 2001-08-14
CIK 1117045

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-QSB

(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2001, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of M June 30, 2001, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2001, have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Whitelight Technologies, Inc.
(A Development Stage Company)
Balance Sheet

                                                       June
                                                     30, 2001

Assets
Current Assets
     Cash                                   $          1,225
     Interest Receivable                                  60
     Note Receivable                                   1,200
                                                   ---------
     Total Assets                           $          2,485
                                                   =========
Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable                       $              -
     Interest Payable                                  1,879
     Note Payable - Related Party (Note 4)            16,700
                                                   ---------
     Total Current Liabilities                        18,579

Stockholders' Equity

     Common Stock, 100,000,000 Shares
     Authorized at $.001 Par Value;
     1,100,000 Shares Issued and Outstanding           1,100
     Capital in Excess of Par Value                    9,900
     Deficit Accumulated in the Development Stage    (27,094)
                                                   ---------
     Total Stockholders' Equity                      (16,094)
                                                   ---------
     Total Liabilities & Stockholders' Equity    $     2,485
                                                   =========

Whitelight Technologies, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

                                                                                            For the Period
                         For the Three     For the Three    For the Six      For the Six     May 10, 2000
                         Months Ended      Months Ended     Months Ended     Months Ended     (inception)
                           June 30,          June 30,         June 30,         June 30,       to June 30,
                             2001             2000              2001             2000             2001

REVENUE

Interest Revenue     $          30      $     -          $          60      $     -       $        60

EXPENSES

General and
 Administrative      $       1,564      $     -          $       4,702      $     -       $    25,274
Interest Expense               418            -                    836            -             1,880
                         ---------          -------           --------        --------       --------
     Total Expenses          1,982            -                  5,538            -            27,154

NET INCOME (LOSS)
     - Before Taxes$        (1,952)     $     -          $      (5,478)     $     -       $   (27,094)

     Taxes (Note 2)              -            -                      -            -               -

INCOME (LOSS)        $      (1,952)     $     -          $      (5,478)     $     -       $   (27,094)
                         =========          =======           ========        ========       ========
Loss Per Common Share
     (Note 1)                    -            -                      -            -
                         =========          =======           ========
Average Outstanding
 Shares (Note 1)         1,100,000            -              1,100,000            -
                         =========          =======           ========

Whitelight Technologies, Inc.
(A Development Stage Company)
Statement of Cash Flows
Unaudited
                                                                                 From May
                                             For the Six       For the Six       10, 2000
                                             Months Ended      Months Ended     (Inception)
                                               June 30,          June 30,         to June
                                                 2001              2000          30, 2001
Cash Flows from Operating Activities

     Net (Loss)                              $   (5,478)          $     -       $     (27,094)
     Adjustments to Reconcile Net Loss to
     Net Cash
     (Increase) in Accounts/Interest Receivable  (1,260)                -              (1,260)
     Increase in Accounts/ Interest Payable         836                 -               1,879
     Expenses Paid by Stock Issuance                  -                 -               5,600
                                               --------             -------         ---------
     Net (Used) by Operating Activities          (5,902)                -             (20,875)

Cash Flows from Investing Activities                  -                 -                   -
                                               --------             -------         ---------
Cash Flows from Financing Activities

     Issuance of Common Stock for Cash                -                 -               5,400
     Issuance of Note Payable for Cash                -                 -              16,700
                                               --------             -------         ---------
     Net Cash Provided by Financing Activities        -                 -              22,100
                                               --------             -------         ---------
     Increase (Decrease) in Cash and
     Cash Equivalents                            (5,902)                -               1,225

     Cash and Cash Equivalents at
     Beginning of Period                          7,127                 -                   -
                                               --------             -------         ---------
     Cash and Cash Equivalents at
      End of Period                              $1,225           $     -       $       1,225
                                               ========             =======         =========
Disclosure from Operating Activities

     Interest                                   $     -           $     -       $           -
     Taxes                                            -                 -                   -

Whitelight Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.  There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $22,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020.  No tax benefit has been reported in the financial statements.

        Deferred tax assets and the valuation account at December 31, 2000 is as follows:

     Deferred tax asset:
     NOL carryforward         $    6,600
     Valuation allowance      $   (6,600)
     Total                    $        -

Whitelight Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

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

NOTE 4 - NOTE PAYABLE - RELATED PARTY

The Company issued a promissory note in the amount of $16,700 to Mezzanine
Capital Ltd. on May 18, 2000.  The note is unsecured and carries an interest rate of 10% per annum to begin accruing on the date of the note.  The principal and interest of the note shall be due and payable on May 18, 2002.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company has issued 560,000 shares of common stock for services performed in organizing the Company.

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

During the first quarter of 2001, the Company loaned $1,200 to a Corporation whose president is a shareholder in the Company.  The receivable is unsecured and is bearing an interest rate of 10% per annum.  The note receivable is due on demand.
As of June 30, 2001, accrued interest amounts to $60.

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

                                  Whitelight Technologies, Inc.

Date: August 14, 2001     By: /s/ Eric Chess Bronk, President and
                                  Principal Financial and Accounting Officer