Form 10QSB
period 2001-09-30
WHITELIGHT TECHNOLOGIES INC
filed 2001-11-14
CIK 1117045

Page 1
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

           Commission File Number: 0-30872

                 WHITELIGHT TECHNOLOGIES, INC.
       (Exact name of Registrant as specified in charter)

NEVADA                             33-0910363
State or other jurisdiction of     I.R.S. Employer I.D. No.
incorporation or organization

1516 BROOKHOLLOW DRIVE, SUITE D, SANTA ANA, CA         92705
Address of principal executive offices                 Zip Code

Issuer's telephone number, including area code:  (714) 430-9209

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X] No [ ]
(2) Yes [X]  No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
November 2, 2001, there were 1,100,000 shares of the Registrant's
Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and changes in its financial position from May 10, 2000, through September 30, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Page 3

                      Whitelight Technologies, Inc.
                      (A Development Stage Company)
                              Balance Sheet
                                                  September      December
                                                  30, 2001       31, 2000
                                                 (Unaudited)
                                  Assets
Current Assets
 Cash                                             $     275     $   7,127
 Interest Receivable                                     90          -
 Note Receivable                                      1,200          -
                                                   --------      --------
     Total Assets                                 $   1,565     $   7,127
                                                   ========      ========

                   Liabilities & Stockholders' Equity

Current Liabilities
 Interest Payable                                 $   2,297     $   1,044
 Note Payable - Related Party (Note 4)               16,700        16,700
                                                   --------      --------
     Total Current Liabilities                       18,997        17,744

Stockholders' Equity
 Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding            1,100         1,100
 Capital in Excess of Par Value                       9,900         9,900
 Deficit Accumulated in the Development Stage       (28,432)      (21,617)
                                                   ---------     ---------
     Total Stockholders' Equity                     (17,432)      (10,617)
                                                   ---------     ---------
     Total Liabilities & Stockholders' Equity     $   1,565     $   7,127
                                                   =========     =========

             See accompanying notes to financial statements.

Page 4

                                        Whitelight Technologies, Inc.
                                        (A Development Stage Company)
                                           Statement of Operations
                                                 (Unaudited)
                                                                                                    For the period
                                For the Three   For the Three     For the Nine    For the Nine      May, 10, 2000
                                Months Ended    Months Ended      Months Ended    Months Ended       (Inception)
                                September 30,   September 30,     September 30,   September 30,     September 30,
                                    2001            2000              2001            2000              2001
REVENUE

 Interest Revenue               $      30       $    -            $      90       $    -            $      90

EXPENSES

 General and Administrative     $     950       $  13,798         $   5,652       $  19,663         $  26,224
 Interest Expense                     418             418             1,254             627             2,298
                                 ---------       ---------         ---------       ---------         ---------
 Total Expenses                     1,368          14,216             6,906          20,290            28,522

NET INCOME (LOSS)
 - Before Taxes                 $  (1,338)      $ (14,216)        $  (6,816)      $ (20,290)        $ (28,522)
                                 ---------       ---------         ---------       ---------         ---------
Taxes (Note 2)                       -               -                 -               -                -
                                 ---------       ---------         ---------       ---------         ---------
INCOME (LOSS)                   $  (1,338)      $ (14,216)        $  (6,816)      $ (20,290)        $ (28,432)
                                 =========       =========         =========       =========         =========
Loss Per Common Share
 (Note 1)                            -          $   (0.01)        $   (0.01)      $   (0.02)

Average Outstanding Shares
 (Note 1)                        1,100,000       1,100,000         1,100,000         995,567

                               See accompanying notes to financial statements.

Page 5

                                 Whitelight Technologies, Inc.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)
                                                                                    From May
                                                 For the Nine    For the Nine       10, 2000
                                                 Months Ended    Months Ended      (Inception)
                                                 September 30,   September 30,     to September
                                                     2001            2000            30, 2001
Cash Flows from Operating Activities
 Net (Loss)                                      $  (6,816)      $ (20,290)        $ (28,432)
 Adjustments to Reconcile Net Loss to
   Net Cash
  (Increase) in Accounts/Interest Receivable        (1,290)           -               (1,290)
  Increase in Accounts/ Interest Payable             1,254             627             2,297
  Expenses Paid by Stock Issuance                     -              5,600             5,600
                                                  ---------       ---------         ---------
   Net (Used) by Operating Activities               (6,852)        (14,063)          (21,825)

Cash Flows from Investing Activities                  -               -                 -
                                                  ---------       ---------         ---------
Cash Flows from Financing Activities

 Issuance of Common Stock for Cash                    -              5,400             5,400
 Issuance of Note Payable for Cash                    -             16,700            16,700
                                                  ---------       ---------         ---------
   Net Cash Provided by Financing Activities          -             22,100            22,100
                                                  ---------       ---------         ---------
Increase (Decrease) in Cash and
  Cash Equivalents                                  (6,852)          8,037               275

Cash and Cash Equivalents at
  Beginning of Period                                7,127             -                -
                                                  ---------       ---------         ---------
Cash and Cash Equivalents at End of Period       $     275       $   8,037         $     275
                                                  =========       =========         =========

Disclosure from Operating Activities

   Interest                                      $    -          $    -            $    -
   Taxes                                              -               -                 -

                        See accompanying notes to financial statements.

Page 6
                  Whitelight Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                       September 30, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business - Whitelight Technologies, Inc. (the "Company") was incorporated in Nevada on May 10, 2000, as Whitelight Technologies, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

  Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

  Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

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

  Deferred tax assets and the valuation account at December 31, 2000 is as follows:

     Deferred tax asset:
       NOL carryforward        $  6,600
       Valuation allowance     $ (6,600)
                                --------
          Total                $    -

Page 7
                     Whitelight Technologies, Inc.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                          September 30, 2001

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

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

  During the first quarter of 2001, the Company loaned to a Corporation who is a shareholder in the Company. The receivable is unsecured and is bearing an interest rate of 10% per annum.
  The note receivable is due on demand. As of September 30, 2001, accrued interest amounts to $90.

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

     The original shareholders contributed a total of $5,400 in cash and $5,600 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric C. Bronk, the sole director and an executive officer of the Company, is an executive officer and director, loaned $16,700 to the Company at its inception for operating expenses.

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

                              Whitelight Technologies, Inc.

                              /s/ Eric Chess Bronk
Date: November 9, 2001        By: Eric Chess Bronk, President and
                              Principal Financial and Accounting Officer