Form 10QSB
period 2002-03-31
WHITELIGHT TECHNOLOGIES INC
filed 2002-05-16
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2002, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Page 3
                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                     March          December
                                                    31, 2002        31, 2001
                                                   -----------     -----------
                                                   (Unaudited)
                                  Assets
Current Assets

   Cash                                            $       125     $       375
   Interest Receivable                                     150             120
   Note Receivable                                       1,200           1,200
                                                    ----------      ----------
     Total Assets                                  $     1,475     $     1,695
                                                    ==========      ==========


                    Liabilities & Stockholders' Equity

Current Liabilities

   Accounts Payable                                $     2,459     $       250
   Interest Payable                                      3,162           2,726
   Note Payable - Related Party                         17,450          17,450
                                                    ----------      ----------
     Total Current Liabilities                          23,071          20,426

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,100,000 Shares Issued and Outstanding              1,100           1,100
   Additional Paid In Capital                            9,900           9,900
   Deficit Accumulated in the Development Stage        (32,596)        (29,731)
                                                    ----------      ----------
     Total Stockholders' Equity                        (21,596)        (18,731)
                                                    ----------      ----------
     Total Liabilities & Stockholders' Equity      $     1,475     $     1,695
                                                    ==========      ==========

                See accompanying notes to financial statements.

Page 4
                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                       For the Period
                                                                        May 10, 2000
                                          For the Three Months Ended     (Inception)
                                          March           March           to March
                                         31, 2002         31, 2001        31, 2002
                                        ----------      ----------      ----------
Revenues                               $       -       $       -       $       -
                                        ----------      ----------      ----------
Expenses

   General & Administrative                  2,459           3,138          29,584
                                        ----------      ----------      ----------
     Total Expenses                          2,459           3,138          29,584
                                        ----------      ----------      ----------
     Income (Loss) from Operations          (2,459)         (3,138)        (29,584)

Other Income (Expenses)

   Interest Expense                           (436)           (418)         (3,162)
   Interest Income                              30              30             150
                                        ----------      ----------      ----------
     Total Other Income (Expenses)            (406)           (388)         (3,012)

     Income (Loss) Before Taxes             (2,865)         (3,526)        (32,596)

     Taxes                                     -               -               -
                                        ----------      ----------      ----------
     Net (Loss)                        $    (2,865)    $    (3,526)    $   (32,596)
                                        ==========      ==========      ==========

     Loss Per Common Share             $       -       $       -

     Weighted Average
     Outstanding Shares                  1,100,000       1,100,000

                See accompanying notes to financial statements.

Page 5
                               Whitelight Technologies, Inc.
                               (A Development Stage Company)
                                  Statement of Cash Flows
                                        (Unaudited)

                                                                              For the Period
                                                                               May 10, 2000
                                                  For the Three Months Ended   (Inception)
                                                     March         March        to March
                                                    31, 2002      31, 2001      31, 2002
                                                   -----------   -----------   -----------
Cash Flows from Operating Activities

   Net Income (Loss)                               $   (2,865)   $   (3,526)   $  (32,596)
   Adjustments to Reconcile Net Loss
    to Net Cash:
     (Increase) in Accounts/Interest Receivable           (30)       (1,230)         (150)
     Increase in Accounts/Interest Payable              2,645         3,056         5,621
     Expenses Paid by Stock Issuance                      -             -           5,600
                                                    ---------     ---------     ---------
       Net Cash Provided (Used) by
       Operating Activities                              (250)       (1,700)      (21,525)

Cash Flows from Investing Activities

   Proceeds from Related Party Note                       -             -          (1,200)
                                                    ---------     ---------     ---------
       Net Cash Provided (Used) by
       Investing Activities                               -             -          (1,200)

Cash Flows from Financing Activities

   Issuance of Common Stock for Cash                      -             -           5,400
   Issuance of Note Payable for Cash                      -             -          17,450
                                                    ---------     ---------     ---------
       Net Cash Provided (Used) by
       Financing Activities                               -             -          22,850

       Increase (Decrease) in Cash                       (250)       (1,700)          125

       Cash, Beginning of Period                          375         7,127           -
                                                    ---------     ---------     ---------
       Cash, End of Period                         $      125    $    5,427    $      125
                                                    =========     =========     =========

Supplemental Cash Flow Information

   Interest                                        $      -      $      -      $      -
   Taxes                                                  -             -             -

                      See accompanying notes to financial statements.

Page 6
                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2002

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

Page 7
                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2002

NOTE 3 - INCOME TAXES  continued

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over $32,000 at March 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. At year end, the total accrued interest receivable amount totaled $150.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $16,700 to Mezzanine Capital Ltd. on May 18, 2000. The unsecured note carries an interest rate of 10% per annum to begin accruing on the date of the note. The principal and interest of the note shall be due and payable on May 18, 2002. As of March 31, 2002 the accrued interest balance is $3,132.

     During the year, the board of directors approved to issue a promissory note in the amount of $750. The unsecured note bear interest at the rate of 10% and is due on demand. At March 31, 2002, accrued interest on the note totaled $31.

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

                               PART II

                     ITEM 6.  REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2002.

Page 9
                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Whitelight Technologies, Inc.

Date: May 16, 2002                 By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and
                                   Principal Financial and Accounting
                                   Officer