Form 10QSB
period 2002-06-30
WHITELIGHT TECHNOLOGIES INC
filed 2002-08-13
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-30872

                       WHITELIGHT TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in charter)

NEVADA                             33-0910363
State or other jurisdiction of     I.R.S. Employer I.D. No.
incorporation or organization

3857 BIRCH STREET, #606, NEWPORT BEACH, CA        92660
Address of principal executive offices            Zip Code

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2002, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                        June         December
                                                      30, 2002       31, 2001
                                                     -----------    -----------
                                                     (Unaudited)
                                   Assets
Current Assets

  Cash                                               $       -      $       375
  Interest Receivable                                        180            120
  Note Receivable - Related Party                          1,200          1,200
                                                      ----------     ----------
     Total Assets                                    $     1,380    $     1,695
                                                      ==========     ==========

                    Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                   $     5,907    $       250
  Interest Payable                                         3,598          2,726
  Note Payable - Related Party                            17,450         17,450
                                                      ----------     ----------
     Total Current Liabilities                            26,955         20,426

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding                 1,100          1,100
  Additional Paid In Capital                               9,900          9,900
  Deficit Accumulated in the Development Stage           (36,575)       (29,731)
                                                      ----------     ----------
     Total Stockholders' Equity                          (25,575)       (18,731)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $     1,380    $     1,695
                                                      ==========     ==========

              See accompanying notes to the financial statements.

                                  Whitelight Technologies, Inc.
                                  (A Development Stage Company)
                                     Statement of Operations
                                           (Unaudited)

                                                                                   For the Period
                                                                                    May 10, 2001
                          For the Three Months Ended   For the Six Months Ended    (Inception) to
                              June         June           June         June            June
                            30, 2002     30, 2001       30, 2002     30, 2001        30, 2002
                           -----------  -----------    -----------  -----------     -----------
Revenues                   $      -     $      -       $      -     $      -       $      -
                            ---------    ---------      ---------    ---------      ---------
Expenses

  General &
   Administrative               3,573        1,564          6,032        4,702         33,157
                            ---------    ---------      ---------    ---------      ---------
     Total Expenses             3,573        1,564          6,032        4,702         33,157

     Income (Loss)
     from Operations           (3,573)      (1,564)        (6,032)      (4,702)       (33,157)
                            ---------    ---------      ---------    ---------      ---------
Other Income (Expenses)

  Interest Income                  30           30             60           60            180
  Interest Expense               (436)        (418)          (872)        (836)        (3,598)
                            ---------    ---------      ---------    ---------      ---------
     Total Other Income
     (Expenses)                  (406)        (388)          (812)        (776)        (3,418)
                            ---------    ---------      ---------    ---------      ---------
     Income (Loss)
     Before Taxes              (3,979)      (1,952)        (6,844)      (5,478)       (36,575)

     Taxes                        -            -              -            -              -
                            ---------    ---------      ---------    ---------      ---------
     Net Income (Loss)     $   (3,979)  $   (1,952)    $   (6,844)  $   (5,478)    $  (36,575)
                            =========    =========      =========    =========      =========

     Loss Per
     Common Share          $      -     $      -       $      -     $      -

     Weighted Average
     Outstanding Shares     1,100,000    1,100,000      1,100,000    1,100,000

                       See accompanying notes to the financial statements.

                               Whitelight Technologies, Inc.
                               (A Development Stage Company)
                                  Statement of Cash Flows
                                        (Unaudited)

                                                                               For the Period
                                                                                May 10, 2000
                                                   For the Six Months Ended     (Inception)
                                                     June           June         to June
                                                   30, 2002       30, 2001       30, 2002
                                                  -----------    -----------    -----------
Cash Flows from Operating Activities

  Net Income (Loss)                               $   (6,844)    $   (5,478)    $  (36,575)
  Adjustments to Reconcile Net Loss
  to Net Cash;
    (Increase) in Accounts/Interest Receivable           (60)        (1,260)          (180)
    Increase in Accounts/ Interest Payable             6,529            836          9,505
    Expenses Paid by Stock Issuance                      -              -            5,600
                                                   ---------      ---------      ---------
       Net Cash Provided (Used) by
       Operating Activities                             (375)        (5,902)       (21,650)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                       -              -           (1,200)
                                                   ---------      ---------      ---------
       Net Cash Provided (Used) by
       Investing Activities                              -              -           (1,200)

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                      -              -            5,400
  Issuance of Note Payable for Cash                      -              -           17,450
                                                   ---------      ---------      ---------
       Net Cash Provided (Used) by
       Financing Activities                              -              -           22,850
                                                   ---------      ---------      ---------
       Increase (Decrease) in Cash                      (375)        (5,902)           -

       Cash, Beginning of Period                         375          7,127            -
                                                   ---------      ---------      ---------
       Cash, End of Period                        $      -       $    1,225     $      -
                                                   =========      =========      =========

Supplemental Cash Flow Information
                                                   ---------      ---------      ---------
  Interest                                        $      -       $      -       $      -
  Taxes                                                  -              -              -

                    See accompanying notes to the financial statements.

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2002

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

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2002

NOTE 3 - INCOME TAXES - continued

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over $36,000 at June 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of June 30, 2002, the total accrued interest receivable amount totaled $180.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $16,700 to Mezzanine Capital Ltd. on May 18, 2000. The unsecured note carries an interest rate of 10% per annum to begin accruing on the date of the note. The principal and interest of the note shall be due and payable on May 18, 2002. As of June 30, 2002 the accrued interest balance is $3,549.

     During the year, the board of directors approved to issue a promissory note in the amount of $750. The unsecured note bears interest at the rate of 10% and is due on demand. At June 30, 2002, accrued interest on the note totaled $49.

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

                               PART II

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2002.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Whitelight Technologies, Inc.

Date:  August 13, 2002             By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and
                                   Principal Financial and Accounting
                                   Officer