Form 10QSB
period 2002-09-30
WHITELIGHT TECHNOLOGIES INC
filed 2002-11-15
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 12, 2002, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from May 10, 2000, through September 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                    September     December
                                                    30, 2002      31, 2001
                                                   (Unaudited)
                                                   -----------   -----------
                                  Assets
Current Assets

   Cash                                            $      -      $      375
   Interest Receivable                                    210           120
   Note Receivable - Related Party                      1,200         1,200
                                                    ---------     ---------
     Total Assets                                  $    1,410    $    1,695
                                                    =========     =========

                    Liabilities & Stockholders' Equity

Current Liabilities

   Accounts Payable                                $    5,907    $      250
   Interest Payable                                     4,034         2,726
   Note Payable - Related Party                        17,450        17,450
                                                    ---------     ---------
     Total Current Liabilities                         27,391        20,426

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,100,000 Shares Issued and Outstanding             1,100         1,100
   Additional Paid In Capital                           9,900         9,900
   Deficit Accumulated in the Development Stage       (36,981)      (29,731)
                                                    ---------     ---------
     Total Stockholders' Equity                       (25,981)      (18,731)
                                                    ---------     ---------
     Total Liabilities & Stockholders' Equity      $    1,410    $    1,695
                                                    =========     =========

              See accompanying notes to the financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                          For the Period
                                                                                           May 10, 2001
                            For the Three Months Ended      For the Nine Months Ended     (Inception) to
                             September      September        September      September        September
                             30, 2002       30, 2001         30, 2002       30, 2001         30, 2002
                            ----------     ----------       ----------     ----------      ------------
Revenues                    $      -       $      -         $      -       $      -         $      -
                             ---------      ---------        ---------      ---------        ---------
Expenses

   General &
    Administrative                 -              950            6,032          5,652           33,157
                             ---------      ---------        ---------      ---------        ---------
     Total Expenses                -              950            6,032          5,652           33,157

     Income (Loss)
     from Operations               -             (950)          (6,032)        (5,652)         (33,157)
                             ---------      ---------        ---------      ---------        ---------
Other Income (Expenses)

   Interest Income                  30             30               90             90              210
   Interest Expense               (436)          (418)          (1,308)        (1,254)          (4,034)
                             ---------      ---------        ---------      ---------        ---------
     Total Other Income
     (Expenses)                   (406)          (388)          (1,218)        (1,164)          (3,824)
                             ---------      ---------        ---------      ---------        ---------
     Income (Loss)
     Before Taxes                 (406)        (1,338)          (7,250)        (6,816)         (36,981)

     Taxes                         -              -                -              -                -
                             ---------      ---------        ---------      ---------        ---------
     Net Income (Loss)      $     (406)    $   (1,338)      $   (7,250)    $   (6,816)      $  (36,981)
                             =========      =========        =========      =========        =========
     Loss Per
     Common Share           $      -       $      -         $     (.01)    $     (.01)

     Weighted Average
     Outstanding Shares      1,100,000      1,100,000        1,100,000      1,100,000

              See accompanying notes to the financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                                For the Period
                                                                                 May 10, 2000
                                                  For the Nine Months Ended      (Inception)
                                                  September       September      to September
                                                  30, 2002        30, 2001        30, 2002
                                                 -----------     -----------     ------------
Cash Flows from Operating Activities

  Net Income (Loss)                              $   (7,250)     $   (6,816)     $  (36,981)
  Adjustments to Reconcile Net Loss
  to Net Cash;
    (Increase) in Accounts/Interest Receivable          (90)         (1,290)           (210)
    Increase in Accounts/Interest Payable             6,965           1,254           9,941
    Expenses Paid by Stock Issuance                     -               -             5,600
                                                  ---------       ---------       ---------
      Net Cash Provided (Used) by
      Operating Activities                             (375)         (6,852)        (21,650)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                      -               -            (1,200)
                                                  ---------       ---------       ---------
      Net Cash Provided (Used) by
      Investing Activities                              -               -            (1,200)

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                     -               -             5,400
  Issuance of Note Payable for Cash                     -               -            17,450
                                                  ---------       ---------       ---------
      Net Cash Provided (Used) by
      Financing Activities                              -               -            22,850
                                                  ---------       ---------       ---------
      Increase (Decrease) in Cash                      (375)         (6,852)            -

      Cash, Beginning of Period                         375           7,127             -
                                                  ---------       ---------       ---------
      Cash, End of Period                        $      -        $      275      $      -
                                                  =========       =========       =========

Supplemental Cash Flow Information

  Interest                                       $      -        $      -        $      -
  Taxes                                                 -               -               -

              See accompanying notes to the financial statements.

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2002

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

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2002

NOTE 3 - INCOME TAXES -continued-

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over $36,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     During the first quarter of 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of September 30, 2002, the total accrued interest receivable amount totaled $210.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $16,700 to Mezzanine Capital Ltd. on May 18, 2000. The unsecured note carries an interest rate of 10% per annum to begin accruing on the date of the note. The principal and interest of the note shall be due and payable on demand. As of September 30, 2002 the accrued interest balance is $3,966.

     During the fourth quarter of 2001, the board of directors approved the issuance of a promissory note in the amount of $750 to a corporation that has a director who is a shareholder of the Company. The unsecured note bears interest at the rate of 10% and is due on demand. At September 30, 2002, accrued interest on the note totaled $68.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Whitelight Technologies, Inc.

Date:  November 14, 2002           By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and
                                   Principal Financial and Accounting
                                   Officer

                              CERTIFICATIONS

I, Eric C. Bronk, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Whitelight Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-
14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the boards of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   /s/ Eric C.  Bronk
                                   Eric C. Bronk, Chief Executive Officer
                                   and Chief Financial Officer