Form 10KSB
period 2002-12-31
WHITELIGHT TECHNOLOGIES INC
filed 2003-03-31
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to __________

                      Commission File Number: 0-30872

                       WHITELIGHT TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in charter)

     NEVADA                                                 33-0910363
State or other jurisdiction of                     I.R.S. Employer I.D. No.
incorporation or organization

170 NEWPORT CENTER DRIVE, SUITE 220, NEWPORT BEACH, CA              92660
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 17, 2003, there were 1,100,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form 10-SB (File No. 0-30872) are incorporated by reference into Part III hereof.

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

     The Company's Board of Directors, which consists of a single individual, Eric Chess Bronk, shall make the initial determination whether to complete any such venture; however, the Board of Directors may submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under
Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment.

     The Company has begun negotiations with potential business ventures, but has not entered into any definitive agreement or arrangement. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the Pink Sheets or the OTC Bulletin Board. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the common stock of the Company were quoted on the OTC Bulletin Board.

     In connection with the application for quotation of the Company's common stock on the Pink Sheets or the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the Pink Sheets or the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management intends to contact broker-dealers who make markets in Pink Sheet or Bulletin Board companies until one agrees to make the application.
There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

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

                      ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's administrative offices, consisting of approximately 1,500 square feet of office space, are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, the president and sole director of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Cygni Capital LLC.

                         ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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

     At March 17, 2003, the Company had 29 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

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

     The original shareholders contributed a total of $5,400 in cash and $5,600 in services as capital contributions for stock of the Company. Mezzanine Fund Management, Ltd., an entity of which Eric Chess Bronk, the sole director and an executive officer of the Company, is a director, loaned $16,700 to the Company at its inception for operating expenses. Saiph Corporation, an entity of which Mr. Bronk is a shareholder, loaned $750 to the Company for operating expenses. During 2002 Mezzanine Fund Management, Ltd. loaned $2,595 to the Company and Cygni Capital LLC, an entity of which Mr. Bronk is the managing member, loaned $3,861 to the
Company.   (See "Item 12.  Certain Relationships and Related
Transactions.")

     Management estimates that the cash requirements for the year ending December 31, 2003, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

                                  PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 17, 2003, the name, age, and position of the executive officers and sole director of the Company:

Name                Age       Position(s)                   Director Since

Eric Chess Bronk    56        Director, President &         2000
                              Treasurer
Lynn Carlson        48        Vice-President & Secretary    --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     ERIC CHESS BRONK has been the president and treasurer of the Company since its inception in May 2000. He has been the chairman and president of Mezzanine Fund Management Ltd., a closed-end investment company, since August 1997. From April 1997 until August 10, 1997, he was the president of Xtranet Systems, Inc., a credit card processing and risk management company, and from October 21, 1997, to June 1, 1999, he was the secretary of such entity. From June 1998 to the present, Mr. Bronk has been the President of Cygni Capital, LLC, a California limited liability company engaged in corporate investor relations services. From September 1995 until August 23, 1996, he was the president, and from August 23, 1996 to December 1, 1996, he was the chief operating officer, of Satellite Control Technologies, Inc. (See "Other Public Shell Activities" below.) From 1972 to the present Mr. Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law. Mr. Bronk is a director of Mezzanine Investment Corporation, a reporting company under the Exchange Act.

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in May 2000. She has worked for Cygni Capital LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

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

     3. NetVoice Technologies Corporation ("NetVoice"). In 1998, Mezzanine Fund Management Ltd., of which Mr. Bronk is a director, performed certain investment banking services for NetVoice in regard to its merger with Blue Pines, Inc. Subsequently, Cygni Capital LLC, of which Mr. Bronk is president and Lynn Carlson is the administrative assistant and an account executive, performed certain corporate and investor relations services for NetVoice.

     4. PayStar Corporation ("PayStar"). In 1998, Mezzanine Fund Management Ltd., of which Mr. Bronk is a director, performed certain investment banking services for PayStar in regard to its merger with Sun Source, Inc. Subsequently, Cygni Capital LLC., of which Mr. Bronk is president and Lynn Carlson is the administrative assistant and an account executive, performed certain corporate and investor relations services for PayStar.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file.

     To our knowledge, based on a review of the copies of these reports furnished to the Company for the year ended December 31, 2002, or on written representations from certain reporting persons that no Forms 5 were required for those persons, all filings were timely made except for two. Mezzanine Fund Management Ltd, a corporation of which Eric Chess Bronk is a director, purchased shares from William D. Yotty, a 10% shareholder at the time, in a private transaction. Due to an administrative oversight, the transaction was not reported on Form 4 in a timely manner for either individual. Mr. Yotty since filed his Form 4 and Mr. Bronk reported the transaction on his Form 5.

                      ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company since its inception

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

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 17, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Eric Chess Bronk              300,000(2)               27.27%
3857 Birch St., #606
Newport Beach, CA 92660

Lynn Carlson                   10,000                    .91%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Executive Officers and        310,000                  28.18%
Directors as a Group
(2 Persons)


     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Of the shares beneficially owned by Mr. Bronk, 100,000 are owned directly by Mezzanine Fund Management Ltd, a company of which Mr. Bronk is a director, and 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with these entities

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     At December 31, 2002, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 18, 2000, Mezzanine Fund Management, Ltd., a corporation of which Eric Chess Bronk is a director, loaned $16,700 to the Company, and on May 18, 2002, the terms of the note were renegotiated. A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.

     On January 2, 2001, the Company loaned $1,200 to Mezzanine Investment Corporation, a corporation of which Mr. Bronk is an officer and sole director. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On November 2, 2001, Saiph Corporation, a corporation of which Mr. Bronk is a shareholder, loaned $750 to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On June 14, 2002, the Company issued a promissory note in the amount of $2,595 to Mezzanine Fund Management, Ltd. for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On December 31, 2002, the Company issued a promissory note in the amount of $3,861 to Cygni Capital, LLC, a limited liability company of which Mr. Bronk is the managing member, for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand.

     Mr. Bronk is also the president and sole director of Mezzanine Investment Corporation, an inactive entity also seeking potential business opportunities. The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining which of these entities to present the opportunity.

              ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                       Page
     Report of Auditor                                                  F-1
     Balance Sheet as of December 31, 2002                              F-2
     Statement of Operations for the years ended December 31, 2002 and 2001,and for the period May 10, 2000 (inception) to
     December 31, 2002                                                  F-3
     Statement of Stockholders' Equity for the Period May 10, 2000
     (inception) to December 31, 2002                                   F-4
     Statement of Cash Flows for the years ended December 31, 2002 and 2001, and for the period May 10, 2000 (inception) to
     December 31, 2002                                                  F-5
     Notes to Financial Statements                                      F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

Exhibit No. Description of Exhibit                                     Page
3.1         Articles of Incorporation filed May 10, 2000                  *
3.2         Current Bylaws                                                *
4.1         Form of Common Stock Certificate                              *
10.1        Replacement Promissory Note dated May 18, 2002         Attached
10.2        Promissory Note dated November 2, 2001                       **
10.3        Promissory Note dated June 14, 2002                    Attached
10.4        Promissory Note dated December 31, 2002                Attached
99.1        Written Statement of the Chief Executive Officer       Attached
            and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities
            Exchange Act of 1934.

     *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000, File No.0-30872.

     **Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 0-30872.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

                     ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Whitelight Technologies, Inc.


Date: March 27, 2003               By: /s/ Eric Chess Bronk
                                   __________________________________
                                   Eric Chess Bronk, President, Chief
                                   Financial & Principal Accounting
                                   Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: March 27, 2003               /s/ Eric Chess Bronk
                                   ___________________________________
                                   Eric Chess Bronk, Sole Director



                               CERTIFICATION

     I, Eric C. Bronk, President and Chief Financial Officer of Whitelight Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Whitelight Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003         /s/ Eric C. Bronk
                              Eric C. Bronk, President and
                              Chief Financial Officer














                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                            Financial Statements
                             December 31, 2002


/Letterhead/




                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Whitelight Technologies, Inc.

We have audited the accompanying balance sheets of Whitelight Technologies, Inc., (a Nevada Corporation) (a development stage company) as of December 31, 2002 and 2001, and the related statements of income, retained earnings, and cash flows for the years then ended, and the period November 17, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitelight
Technologies, Inc., at December 31, 2002 and 2001, and the results of its operations and cash flows for the periods then ended and the period November 17, 1999 to December 31, 2002 in conformity with generally accepted accounting principles, in the United States of America.

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


/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
March 26, 2003

                                    F-1


                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                    December      December
                                                    31, 2002      31, 2001
                                                 ------------  ------------

                                   Assets
Current Assets
--------------

  Cash                                          $       -      $       375
  Interest Receivable                                    240           120
  Note Receivable - Related Party                      1,200         1,200
                                                 ------------  ------------
      Total Assets                              $      1,440  $      1,695
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                              $        721  $        250
  Interest Payable                                     4,614         2,726
  Note Payable - Related Party                        23,906        17,450
                                                 ------------  ------------
      Total Current Liabilities                       29,241        20,426

Stockholders' Equity
--------------------

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding             1,100         1,100
  Additional Paid In Capital                           9,900         9,900
  Deficit Accumulated in the Development Stage       (38,801)      (29,731)
                                                 ------------  ------------
      Total Stockholders' Equity                     (27,801)      (18,731)
                                                 ------------  ------------
      Total Liabilities & Stockholders' Equity  $      1,440  $      1,695
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                    F-2


                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                  From
                                                               (Inception)
                                                                    to
                                           December   December   December
                                           31, 2002   31, 2001   31, 2002
                                          ---------- ---------- ----------

Revenues                                  $    -     $    -     $    -
--------                                  ---------- ---------- ----------

Expenses
--------
  General & Administrative                    7,302      6,552     34,427
                                          ---------- ---------- ----------
     Income (Loss) from Operations           (7,302)    (6,552)   (34,427)

Other Income (Expenses)
-----------------------
  Interest (Expenses)                        (1,888)    (1,682)    (4,614)
  Interest Income                               120        120        240
                                          ---------- ---------- ----------
     Total Other Income (Expenses)           (1,768)    (1,562)    (4,374)
                                          ---------- ---------- ----------
     Income (Loss) Before Tax                (9,070)    (8,114)   (38,801)

     Taxes                                      -          -         -
                                          ---------- ---------- ----------
     Net (Loss)                           $  (9,070) $  (8,114) $ (38,801)
                                          ========== ========== ==========

     Net Loss Per Share                   $    (.01) $    (.01)

     Weighted Average Shares Outstanding  1,100,000  1,100,000

 The accompanying notes are an integral part of these financial statements.
                                    F-3


                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
        for the Period May 10, 2000 (Inception) to December 31, 2001

                                                                Accumulated
                                                                  Deficit
                                                    Additional   During the
                                    Common Stock      Paid-In   Development
                                  Shares     Amount   Capital       Stage
                              ---------------------------------------------

Balance, May 10, 2000              -     $    -     $    -     $      -

Shares Issued for Services
  at $.001 per Share            560,000        560      5,040         -

Shares Issued for Cash
  at $.001 per Share            540,000        540      4,860         -

Net Loss Period Ended
  December 31, 2000                -          -          -         (21,617)
                              ---------------------------------------------
Balance, December 31, 2000     1,100,000     1,100       9,900     (21,617)

Net Loss Year Ended
  December 31, 2001                -          -          -          (8,114)
                              ---------------------------------------------
Balance, December 31, 2001    1,100,000      1,100      9,900      (29,731)

Net Loss Year Ended
  December 31, 2002                -          -          -          (9,070)
                              ---------------------------------------------
Balance, December 31, 2002    1,100,000  $   1,100  $   9,900  $   (38,801)
                              =============================================

 The accompanying notes are an integral part of these financial statements.

                                    F-4


                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                       From
                                                                    (Inception)
                                                December   December   December
                                                31, 2002   31, 2001   31, 2002
                                               ---------- ---------- ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                     $  (9,070) $  (8,114) $ (38,801)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
  (Increase) Decrease in Interest Receivable        (120)      (120)      (240)
  Stock Issued for Services                         -          -         5,600
  Increase (Decrease) in Interest Payable          1,888      1,682      4,614
  Increase (Decrease) in Accounts Payable            471        250        721
                                               ---------- ---------- ----------
     Net Cash Provided by
     Operating Activities                         (6,831)    (6,302)   (28,106)

Cash Flows from Investing Activities
------------------------------------
  Proceeds from Related Party Note                  -        (1,200)    (1,200)
                                               ---------- ---------- ----------
     Net Cash Provided by
     Investing Activities                           -        (1,200)    (1,200)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Issuance of Notes                  6,456        750     23,906
  Proceeds from Stock Sales                         -          -         5,400
                                               ---------- ---------- ----------
     Net Cash Provided by
     Financing Activities                          6,456        750     29,306

     Increase (Decrease) in Cash                    (375)     (6,752)     -

     Cash, Beginning of Period                       375       7,127      -
                                               ---------- ---------- ----------
     Cash, End of Period                       $     -    $     375  $    -
                                               ========== ========== ==========

Supplemental Cash Flow Information
----------------------------------
  Interest                                     $    -     $    -     $    -
  Taxes                                             -          -          -

 The accompanying notes are an integral part of these financial statements.
                                    F-5


                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 1 - CORPORATE HISTORY
--------------------------
Whitelight Technologies, Inc. (the "Company") was incorporated in Nevada on May 10, 2000, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

NOTE 3 - INCOME TAXES
---------------------

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

                                 Continued
                                    F-6


                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 3 -INCOME TAXES  continued
--------------------
Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $38,000 at
December 31, 2002.   No effect has been shown in the financial statements
for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY
----------------------------------------
During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of December 31, 2002, the total accrued interest receivable amount totaled $240.

NOTE 5 - NOTE PAYABLE- RELATED PARTY
------------------------------------

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2002, the accrued interest associated with the various notes was $4,614.

                                                               December     December
The Company has the following note payable obligations:        31, 2002     31, 2001
                                                             -----------  -----------
Related party notes payable due on demand plus accrued
 interest at a rate of 10% per annum                         $   23,906  $    17,450
                                                             -----------  -----------
   Totals                                                    $   23,906  $    17,450
   Less Current Maturities                                      (23,906)     (17,450)
                                                             -----------  -----------
   Total Long-Term Notes Payable                             $     -     $      -
                                                             ===========  ===========

                                 Continued
                                    F-7



                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 5 - NOTE PAYABLE- RELATED PARTY  continued
------------------------------------
Following are maturities of long-term debt for each of the next five years:

                    Year           Amount
                    2003           $    23,906
                    2004                  -
                    2005                  -
                    2006                  -
                    Thereafter            -
                                   ------------
                    Total          $    23,906
                                   ============

NOTE 6 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.















                                    F-8