Form 10QSB
period 2003-03-31
WHITELIGHT TECHNOLOGIES INC
filed 2003-05-15
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2003, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                  Whitelight Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheet


                                                     March         December
                                                    31, 2003       31, 2002
                                                   -----------    -----------
                                                   (Unaudited)
                              Assets
Current Assets

  Interest Receivable                              $      270     $      240
  Note Receivable - Related Party                       1,200          1,200
                                                    ---------      ---------
     Total Assets                                  $    1,470     $    1,440
                                                    =========      =========

                Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $      721     $      721
  Interest Payable                                      5,050          4,614
  Note Payable - Related Party                         23,906         23,906
                                                    ---------      ---------
     Total Current Liabilities                         29,677         29,241

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding              1,100          1,100
  Additional Paid In Capital                            9,900          9,900
  Deficit Accumulated in the Development Stage        (39,207)       (38,801)
                                                    ---------      ---------
     Total Stockholders' Equity                       (28,207)       (27,801)
                                                    ---------      ---------
     Total Liabilities & Stockholders' Equity      $    1,470     $    1,440
                                                    =========      =========


        See accompanying notes to the financial statements.

                  Whitelight Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                    For the Period
                                                                     May 10, 2000
                                      For the Three Months Ended     (Inception)
                                        March          March          to March
                                       31, 2003       31, 2002        31, 2003
                                      -----------    -----------     -----------
Revenues                              $      -       $      -        $      -

Expenses

  General & Administrative                   -            2,459          34,427
                                       ---------      ---------       ---------
     Total Expenses                          -            2,459          34,427
                                       ---------      ---------       ---------
     Income (Loss) from Operations           -           (2,459)        (34,427)

Other Income (Expenses)

  Interest Expense                          (436)          (436)         (5,050)
  Interest Income                             30             30             270
                                       ---------      ---------       ---------
     Total Other Income (Expenses)          (406)          (406)         (4,780)
                                       ---------      ---------       ---------
     Income (Loss) Before Taxes             (406)        (2,865)        (39,207)

     Taxes                                   -              -               -
                                       ---------      ---------       ---------
     Net Income (Loss)                $     (406)    $   (2,865)     $  (39,207)
                                       =========      =========       =========

     Loss Per Common Share            $      -       $      -

     Weighted Average
     Outstanding Shares                1,100,000      1,100,000

        See accompanying notes to the financial statements.

                  Whitelight Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                                For the Period
                                                                                 May 10, 2000
                                                  For the Three Months Ended     (Inception)
                                                    March          March          to March
                                                   31, 2003       31, 2002        31, 2003
                                                  -----------    -----------     -----------
Cash Flows from Operating Activities
  Net Income (Loss)                               $     (406)    $   (2,865)     $  (39,207)
  Adjustments to Reconcile Net Loss
   to Net Cash;
     (Increase) in Accounts/Interest Receivable          (30)           (30)           (270)
     Increase in Accounts/ Interest Payable              436          2,645           5,771
     Expenses Paid by Stock Issuance                     -              -             5,600
                                                   ---------      ---------       ---------
       Net Cash Provided (Used) by
       Operating Activities                              -             (250)        (28,106)

Cash Flows from Investing Activities
  Proceeds from Related Party Note                       -              -            (1,200)
                                                   ---------      ---------       ---------
       Net Cash Provided (Used) by
       Investing Activities                              -              -            (1,200)

Cash Flows from Financing Activities
  Issuance of Common Stock for Cash                      -              -             5,400
  Issuance of Note Payable for Cash                      -              -            23,906
                                                   ---------      ---------       ---------
       Net Cash Provided (Used) by
       Financing Activities                              -              -            29,306
                                                   ---------      ---------       ---------
       Increase (Decrease) in Cash                       -             (250)            -

       Cash, Beginning of Period                         -              375             -
                                                   ---------      ---------       ---------
       Cash, End of Period                        $      -       $      125      $      -
                                                   =========      =========       =========

Supplemental Cash Flow Information
  Interest                                        $      -       $      -        $      -
  Income Taxes                                           -              -               -

        See accompanying notes to the financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

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

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 3 - INCOME TAXES  continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $39,000 at March 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE RELATED PARTY

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of March 31, 2003, the total accrued interest receivable amount totaled $270.

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At
March 31, 2003, the accrued interest associated with the various notes was $5,050.

                                                         March 31,  December 31,
The Company has the following note payable obligations:    2003         2002
                                                        ----------   ----------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                   $  23,906    $  23,906
                                                         --------     --------
          Totals                                        $  23,906    $  23,906
          Less Current Maturities                         (23,906)     (23,906)
                                                         --------     --------
          Total Long-Term Notes Payable                 $     -      $     -
                                                         ========     ========

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 5 - NOTE PAYABLE RELATED PARTY  continued

Following are maturities of long-term debt for each of the next five years:

                                                          Year       Amount
                                                       ----------   --------
                                                          2003      $ 23,906
                                                          2004           -
                                                          2005           -
                                                          2006           -
                                                       Thereafter        -
                                                                     -------
                                                          Total     $ 23,906
                                                                     =======
NOTE 6 - GOING CONCERN

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a loss to the Company of all related costs incurred.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Whitelight Technologies, Inc.

Date:  May 14, 2003                By: /s/ Eric Chess Bronk
                                       Eric Chess Bronk, President and
                                       Principal Financial and Accounting
                                       Officer

                              CERTIFICATIONS

I, Eric Chess Bronk, certify that:

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                /s/ Eric Chess Bronk
                                   Eric Chess Bronk, Chief Executive
                                   Officer and Chief Financial Officer