Form 10QSB
period 2003-06-30
WHITELIGHT TECHNOLOGIES INC
filed 2003-08-14
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2003, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet


                                                   June         December
                                                 30, 2003       31, 2002
                                                -----------    -----------
                                                (Unaudited)

                                  Assets
Current Assets

  Interest Receivable                           $       300    $       240
  Note Receivable - Related Party                     1,200          1,200
                                                 ----------     ----------
     Total Assets                               $     1,500    $     1,440
                                                 ==========     ==========

                    Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                              $     6,737    $       721
  Interest Payable                                    5,803          4,614
  Note Payable - Related Party                       23,906         23,906
                                                 ----------     ----------
     Total Current Liabilities                       36,446         29,241

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding            1,100          1,100
  Additional Paid In Capital                          9,900          9,900
  Deficit Accumulated in the Development Stage      (45,946)       (38,801)
                                                 ----------     ----------
     Total Stockholders' Equity                     (34,946)       (27,801)
                                                 ----------     ----------
     Total Liabilities & Stockholders' Equity   $     1,500    $     1,440
                                                 ==========     ==========

            See accompanying notes to the financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                For the Period
                                                                                 May 10, 2001
                        For the Three Months Ended   For the Six Months Ended    (Inception)
                            June         June           June         June         to June
                          30, 2003     30, 2002       30, 2003     30, 2002       30, 2003
                         -----------  -----------    -----------  -----------    -----------
Revenues                 $      -     $      -       $      -     $      -       $      -
                          ----------   ----------     ----------   ----------     ----------
Expenses

  General &
   Administrative              4,370        3,573          4,370        6,032         38,797
                          ----------   ----------     ----------   ----------     ----------
     Total Expenses            4,370        3,573          4,370        6,032         38,797
                          ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     from Operations          (4,370)      (3,573)        (4,370)      (6,032)       (38,797)

Other Income (Expenses)

  Interest Income                 30           30             60           60            300
  Interest Expense              (753)        (436)        (1,189)        (872)        (5,803)
                          ----------   ----------     ----------   ----------     ----------
     Total Other Income
     (Expenses)                 (723)        (406)        (1,129)        (812)        (5,503)
                          ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     Before Taxes             (5,093)      (3,979)        (5,499)      (6,844)       (44,300)

     Taxes                    (1,646)        -            (1,646)        -            (1,646)
                          ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)   $    (6,739) $    (3,979)   $    (7,145) $    (6,844)   $   (45,946)
                          ==========   ==========     ==========   ==========     ==========

     Loss Per
     Common Share        $     (0.01) $      -       $     (0.01) $     (0.01)

     Weighted Average
     Outstanding Shares    1,100,000    1,100,000      1,100,000    1,100,000

            See accompanying notes to the financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                           For the Period
                                                                            May 10, 2000
                                               For the Six Months Ended      (Inception)
                                                  June          June          to June
                                                30, 2003      30, 2002        30, 2003
                                               -----------   -----------     -----------
Cash Flows from Operating Activities

  Net Income (Loss)                            $    (7,145)  $    (6,844)    $   (45,946)
  Adjustments to Reconcile Net Loss
  to Net Cash;
   (Increase) in Accounts/Interest Receivable          (60)          (60)           (300)
   Increase in Accounts/ Interest Payable            7,205         6,529          12,540
   Expenses Paid by Stock Issuance                    -             -              5,600
                                                ----------    ----------      ----------
     Net Cash Provided (Used) by
     Operating Activities                             -             (375)        (28,106)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                    -             -             (1,200)
                                                ----------    ----------      ----------
     Net Cash Provided (Used) by
     Investing Activities                             -             -             (1,200)

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                   -             -              5,400
  Issuance of Note Payable for Cash                   -             -             23,906
                                                ----------    ----------      ----------
     Net Cash Provided (Used) by
     Financing Activities                             -             -             29,306
                                                ----------    ----------      ----------
     Increase (Decrease) in Cash                      -             (375)           -

     Cash, Beginning of Period                        -              375            -
                                                ----------    ----------      ----------
     Cash, End of Period                       $      -      $      -        $      -
                                                ==========    ==========      ==========

Supplemental Cash Flow Information

  Interest                                     $      -      $      -        $      -
  Income Taxes                                       1,646          -              1,646

            See accompanying notes to the financial statements.

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2003

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

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2003

NOTE 3 - INCOME TAXES  continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $45,000 at June 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE RELATED PARTY

During 2001, the Company loaned $1,200 to a corporation whose president is the president and sole director of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of June 30, 2003, the total accrued interest receivable amount totaled $300.

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several unsecured promissory notes bearing interest rates of 10% per annum and are due and payable on demand. At June 30, 2003, the accrued interest associated with the various notes was $5,803.

                                                         June 30,  December 31,
The Company has the following note payable obligations:    2003        2002
                                                         --------    --------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                   $  23,906   $  23,906
                                                         --------    --------
     Totals                                             $  23,906   $  23,906
     Less Current Maturities                              (23,906)    (23,906)
                                                         --------    --------
     Total Long-Term Notes Payable                      $    -      $    -
                                                         ========    ========

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2003

NOTE 5 - NOTE PAYABLE RELATED PARTY  continued

Following are maturities of long-term debt for each of the next five years:
                                                           Year       Amount
                                                         --------    --------
                                                           2003      $ 23,906
                                                           2004          -
                                                           2005          -
                                                           2006          -
                                                        Thereafter       -
                                                                      -------
                                                          Total      $ 23,906
                                                                      =======

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge with.

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

     The original shareholders contributed a total of $5,400 in cash and $5,600 in services as capital contributions for stock of the Company.
Since inception the Company has borrowed funds from corporations related to the Company for operating expenses.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Whitelight Technologies, Inc.


Date:  August 13, 2003             By: /s/ Eric Chess Bronk
                                       Eric Chess Bronk, President and
                                       Principal Financial and Accounting
                                       Officer

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

Date:  August 13, 2003             /s/ Eric Chess Bronk
                                   Eric Chess Bronk, Chief Executive
                                   Officer and Chief Financial Officer