Form 10QSB
period 2003-09-30
WHITELIGHT TECHNOLOGIES INC
filed 2003-11-19
CIK 1117045

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
November 17, 2003, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position from May 10, 2000, through September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet


                                                  September      December
                                                  30, 2003       31, 2002
                                                 -----------    -----------
                                                 (Unaudited)
                                  Assets
Current Assets

  Interest Receivable                            $       330    $       240
  Note Receivable - Related Party                      1,200          1,200
                                                  ----------     ----------
     Total Assets                                $     1,530    $     1,440
                                                  ==========     ==========

                    Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                               $     9,145    $       721
  Interest Payable                                     6,401          4,614
  Note Payable - Related Party                        23,906         23,906
                                                  ----------     ----------
     Total Current Liabilities                        39,452         29,241

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding             1,100          1,100
  Additional Paid In Capital                           9,900          9,900
  Deficit Accumulated in the Development Stage       (48,922)       (38,801)
                                                  ----------     ----------
     Total Stockholders' Equity                      (37,922)       (27,801)
                                                  ----------     ----------
     Total Liabilities & Stockholders' Equity    $     1,530    $     1,440
                                                  ==========     ==========

            See accompanying notes to the financials statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                For the Period
                                                                                 May 10, 2001
                          For the Three Months Ended  For the Nine Months Ended (Inception) to
                             September   September      September   September      September
                             30, 2003    30, 2002       30, 2003    30, 2002       30, 2003
                            ----------  ----------     ----------  ----------     ----------
Revenues                    $      -    $      -       $      -    $      -       $      -
                             ---------   ---------      ---------   ---------      ---------
Expenses

  General &
   Administrative                2,408         -            6,778       6,032         41,205
                             ---------   ---------      ---------   ---------      ---------
     Total Expenses              2,408         -            6,778       6,032         41,205
                             ---------   ---------      ---------   ---------      ---------
     Income (Loss)
     from Operations            (2,408)        -           (6,778)     (6,032)       (41,205)

Other Income (Expenses)

  Interest Income                   30          30             90          90            330
  Interest Expense                (598)       (436)        (1,787)     (1,308)        (6,401)
                             ---------   ---------      ---------   ---------      ---------
     Total Other Income
     (Expenses)                   (568)       (406)        (1,697)     (1,218)        (6,071)
                             ---------   ---------      ---------   ---------      ---------
     Income (Loss)
     Before Taxes               (2,976)       (406)        (8,475)     (7,250)       (47,276)

     Taxes                         -           -           (1,646)        -           (1,646)
                             ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)      $   (2,976) $     (406)    $  (10,121) $   (7,250)    $  (48,922)
                             =========   =========      =========   =========      =========

     Loss Per
     Common Share           $      -    $      -       $    (0.01) $    (0.01)

     Weighted Average
     Outstanding Shares      1,100,000   1,100,000      1,100,000   1,100,000

            See accompanying notes to the financials statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                          For the Period
                                                                           May 10, 2000
                                               For the Nine Months Ended   (Inception)
                                                September     September    to September
                                                30, 2003      30, 2002      30, 2003
                                               -----------   -----------   -----------
Cash Flows from Operating Activities
 Net Income (Loss)                             $   (10,121)  $    (7,250)  $   (48,922)
  Adjustments to Reconcile Net Loss
  to Net Cash;
   (Increase) in Accounts/Interest Receivable          (90)          (90)         (330)
   Increase in Accounts/ Interest Payable           10,211         6,965        15,546
   Expenses Paid by Stock Issuance                     -             -           5,600
                                                ----------    ----------    ----------
     Net Cash Provided (Used) by
     Operating Activities                              -            (375)      (28,106)

Cash Flows from Investing Activities
  Proceeds from Related Party Note                     -             -          (1,200)
                                                ----------    ----------    ----------
     Net Cash Provided (Used) by
     Investing Activities                              -             -          (1,200)

Cash Flows from Financing Activities
  Issuance of Common Stock for Cash                    -             -           5,400
  Issuance of Note Payable for Cash                    -             -          23,906
                                                ----------    ----------    ----------
     Net Cash Provided (Used) by
     Financing Activities                              -             -          29,306
                                                ----------    ----------    ----------
     Increase (Decrease) in Cash                       -            (375)          -

     Cash, Beginning of Period                         -             375           -
                                                ----------    ----------    ----------
     Cash, End of Period                       $       -     $       -     $       -
                                                ==========    ==========    ==========

Supplemental Cash Flow Information

  Interest                                     $       -     $       -     $       -
  Income Taxes                                         -             -           1,646

            See accompanying notes to the financials statements.

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                         September 30, 2003

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

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2003

NOTE 3 - INCOME TAXES  continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $48,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE RELATED PARTY

During 2001, the Company loaned $1,200 to a corporation whose president is the president and sole director of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of September 30, 2003, the total accrued interest receivable amount totaled $330.

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several unsecured promissory notes bearing interest rate of 10% per annum and are due and payable on demand.
At September 30, 2003, the accrued interest associated with the various notes was $6,401.

                                                        September 30, December 31,
The Company has the following note payable obligations:     2003         2002
                                                        ------------  -----------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                     $  23,906    $  23,906
                                                           --------     --------
     Totals                                               $  23,906    $  23,906
     Less Current Maturities                                (23,906)     (23,906)
                                                           --------     --------
     Total Long-Term Notes Payable                        $     -      $     -
                                                           ========     ========

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2003

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

                 ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                             PART II

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31   Rule 13a-14(a) Certification by Principal
               Executive Officer and Principal Financial Officer
          32   Section 1350 Certification of Principal Executive
               Officer and Principal Financial Officer.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December
31, 2003.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                              Whitelight Technologies, Inc.

Date:  November 18, 2003      By: /s/ Eric C. Bronk
                                  Eric Chess Bronk, President and
                                  Treasurer (Principal Executive
                                  Officer and Principal Financial and
                                  Accounting Officer