Form 10KSB
period 2003-12-31
WHITELIGHT TECHNOLOGIES INC
filed 2004-03-30
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (890,000 shares) as of March 25, 2004, was $890, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 25, 2004, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

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

     Some of the substantive provisions applicable to a pseudo California corporation include: (i) under Section 305 of California corporate law, if a vacancy in the board of directors is filled by the remaining directors and the directors appointed by the board constitute a majority, any shareholders owning an aggregate of 5% or more of the outstanding shares have the right to call a special meeting of shareholders to elect the entire board; (ii) under Section 506 of California corporate law shareholders receiving any prohibited distribution for dividends, liquidation, redemption of shares, or similar transaction, with knowledge of facts indicating the impropriety thereof is liable to the corporation for the benefit of all of the creditors or shareholders entitled to institute action for the amount so received by the shareholder; (iii) Section 710 of California corporate law also limits the ability of a corporation to provide for super-voting shares by requiring approval of super-voting provisions by at least as large a portion of the outstanding shares as is required pursuant to the super-voting provisions and renewal of the provisions by the same portion every two years; (iv) under Section 1300 of California corporate law shareholders shall have the right to vote, and shall have dissenters rights, in any transaction resulting in a change of control or in an acquisition of all or substantially all of the assets of another corporation; (v) under Section
1600 any shareholder or shareholders owning at least 5% of the outstanding shares may inspect and copy the record of shareholders' names and addresses or may obtain a shareholders' list from the transfer agent; and,
(vi) Section 1601 also permits any shareholder to inspect the accounting books and records and minutes of proceedings of the shareholders and the board and committees, provided that the inspection is for a purpose reasonably related to the shareholder's interests as a shareholder.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's administrative offices are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, the president and sole director of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and may be shares with other unrelated companies.

                        ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

                                  PART II

      ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

     At March 25, 2004, the Company had 29 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2003, no securities were sold by the Company.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has not commenced development of any business. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $5,400 in cash and $5,600 in services as capital contributions for stock of the Company.
Rigel Funds Management, Ltd., an entity of which Eric Chess Bronk, the sole director and an executive officer of the Company, is a director, loaned $16,700 to the Company at its inception for operating expenses. (See "Item
12. Certain Relationships and Related Transactions.") The note payable to Rigel Funds Mangement, Ltd. is due and payable upon demand. The accumulated interest to December 31, 2003, is $6,054. If the Company is unable to find a suitable business by the time the note is called due, it is anticipated that the Company would try to renegotiate the term of the note.

     Management estimates that the cash requirements for the year ending December 31, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements. Until the Company is able to locate a potential business for acquisition or business prospect to merge with, there will likely not be any arrangements.

                       ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting that although the Company has not changed the firm that performs its audits, because of a merger of operations the name of the firm has been changed from Bierwolf, Nilson & Associates to Chisholm, Bierwolf & Nilson, LLC.

                     ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

     The principal executive officer and principal financial officer, Eric Chess Bronk, has concluded, based on his evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are
(1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and
(2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

                                 PART III

        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of March 25, 2004, the name, age, and position of the executive officers and sole director of the Company:

     Name                Age  Position(s)                   Director Since

     Eric Chess Bronk    57   Director, President &         2000
                              Treasurer
     Lynn Carlson        49   Vice-President & Secretary    --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     ERIC CHESS BRONK has been the president and treasurer of the Company since its inception in May 2000. From June 1998 to the present, Mr. Bronk has been the President of Cygni Capital, LLC, a California limited liability company engaged in financial consulting services. From 1972 to the present Mr. Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law. Mr. Bronk is a director of Mezzanine Investment Corporation, a reporting company under the Exchange Act. (See Item 12, "Certain Relationships and Related Transactions.")

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in May 2000. She has worked for Cygni Capital LLC, a financial consulting firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Bronk will devote substantially all of his time to completing the acquisition.

     There are no other employees who are expected to make a significant contribution to the business and there are no intentions to employ anyone until business operations change.

     There are no family relationships between any of the officers and the director or persons nominated to become directors or executive officers.

     The entire board of directors of the Company is currently acting as the audit committee. There is no financial expert currently on the audit committee as there is no current activity in the Company.

     There are no established procedures for security holders to recommend nominees for the board of directors.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended
December 31, 2003, 2002, and 2001.

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

       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of March 25, 2004, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Eric Chess Bronk              200,000(2)               18.18%
3857 Birch St., #606
Newport Beach, CA 92660

Lynn Carlson                  10,000                   .91%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Executive Officers and        210,000                  19.09%
Directors as a Group
(2 Persons)

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with these entities

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     At December 31, 2003, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company in November 1999, William Yotty, a shareholder and a founder of the Company, received 400,000 shares for services rendered to the Company. Mr. Yotty provided consulting services in connection with the organization of the Company, which services were valued at $4,000. Mr. Yotty now owns 50,000 shares of the Company.

     On May 18, 2000, Rigel Funds Management, Ltd., a corporation of which Eric Chess Bronk, an officer, sole director and founder of the Company, is a director, loaned $16,700 to the Company, and on May 18, 2002, the terms of the note were renegotiated. A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand. Rigel has loaned additional funds to the Company in the amount of $2,595 on June 14,

2002, and in the amount of $828 on June 1, 2003. Both additional promissory notes bear 10% interest and are due and payable upon demand.

     On January 2, 2001, the Company loaned $1,200 to Mezzanine Investment Corporation, a corporation of which Mr. Bronk is an officer and sole director. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On November 2, 2001, Saiph Corporation, a corporation of which Mr. Bronk is a shareholder, loaned $750 to the Company. On June 1, 2003, the note was paid by Rigel Funds Management, Ltd. and a new note in the principal amount of $828 was issued to Rigel Funds Management, Ltd. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On December 31, 2002, the Company issued a promissory note in the amount of $3,861 to Cygni Capital, LLC, a limited liability company of which Mr. Bronk is the president and managing member, for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand.

Other Public Shell Activities

     Mr. Bronk is involved as a director or executive officer, or shareholder, of other companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in these other companies:

* Alnilam Corporation. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000. He beneficially owns 119,500 shares, or approximately 11.95%, of the outstanding stock of this entity.
     Alnilam has no current business operations and is seeking a business opportunity to commence operations.

* Cygni Investments, Inc. Mr. Bronk was a founder of this entity which was incorporated on November 17, 1999. He beneficially owns 119,500 shares, or approximately 11.95%, of the outstanding stock of this entity. Cygni has no current business operations and is seeking a business opportunity to commence operations.

* Mezzanine Investment Corporation. Mr. Bronk was a founder of this entity which was incorporated on August 19, 1999. He is the president and sole director of Mezzanine and beneficially owns 14,500 shares, or approximately 12.08%, of the outstanding stock of this entity. Mezzanine has no current business operations and is seeking a business opportunity to commence operations.

     The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining to which of these entities to present the opportunity.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                      Page
          Report of Auditor                                           F-1
          Balance Sheet as of December 31, 2003                       F-2
          Statement of Operations for the years ended December 31,
            2003 and 2002, and for the period May 10, 2000
            (inception) to December 31, 2003                          F-3
          Statement of Stockholders' Equity for the Period May 10,
            2000 (inception) to December 31, 2003                     F-4
          Statement of Cash Flows for the years ended December 31,
            2003 and 2002, and for the period May 10, 2000
            (inception) to December 31, 2003                          F-5
          Notes to Financial Statements                               F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.       Description of Exhibit                                 Location
     3.1       Articles of Incorporation filed May 10, 2000              (1)
     3.2       Current Bylaws                                            (1)
     4.1       Form of Common Stock Certificate                          (1)
     10.1      Replacement Promissory Note dated May 18, 2002            (3)
     10.2      Promissory Note dated November 2, 2001                    (2)
     10.3      Promissory Note dated June 14, 2002                       (3)
     10.4      Promissory Note dated December 31, 2002                   (3)
     31.1      Certification of the Principal Executive Officer
               pursuant to Rule 13(a)-14                              Attached
     31.2      Certification of the Principal Financial Officer
               pursuant to Rule 13(a)-14                              Attached
     32        Certification of the Principal Executive and Financial
               Officer pursuant to Section 1350                       Attached

          (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000, File No.0-30872.

          (2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 0-30872.

          (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 0-30872.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2003.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $5,300 and $3,850, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $500 and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this
Item 14, for the fiscal years ended December 31, 2003 and 2002.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2003, were approved by the Board of Directors.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Whitelight Technologies, Inc.

Date:  March 29, 2004              By: /s/ Eric Chess Bronk
                                       Eric Chess Bronk, President, Treasurer,
                                       Chief Financial & Principal Accounting
                                       Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2004               /s/ Eric Chess Bronk
                                   Eric Chess Bronk, Sole Director

                       INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors of
Whitelight Technologies, Inc.

We have audited the accompanying balance sheets of Whitelight Technologies, Inc., (a Nevada Corporation) (a development stage company) as of December 31, 2003 and 2002, and the related statements of income, retained earnings, and cash flows for the years then ended, and for the period May 10, 2000, (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitelight Technologies, Inc., at December 31, 2003 and 2002, and the results of its operations and cash flows for the periods then ended and for the period May 10, 2000, to December 31, 2003, in conformity with generally accepted accounting principles, in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 17, 2004

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                   December       December
                                                   31, 2003       31, 2002
                                                  ----------     ----------
                                  Assets
Current Assets

  Cash                                            $     -        $     -
  Interest Receivable                                    360            240
  Note Receivable - Related Party                      1,200          1,200
                                                   ---------      ---------
     Total Assets                                 $    1,560     $    1,440
                                                   =========      =========

                    Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                $   11,323     $      721
  Interest Payable                                     7,004          4,614
  Note Payable - Related Party                        23,906         23,906
                                                   ---------      ---------
     Total Current Liabilities                        42,233         29,241

Stockholders' Equity

  Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,100,000 Shares Issued and Outstanding            1,100          1,100
  Additional Paid In Capital                           9,900          9,900
  Deficit Accumulated in the Development Stage       (51,673)       (38,801)
                                                   ---------      ---------
     Total Stockholders' Equity                      (40,673)       (27,801)
                                                   ---------      ---------
     Total Liabilities & Stockholders' Equity     $    1,560     $    1,440
                                                   =========      =========

            See accompanying notes to the financial statements.
                                    F-2

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                          From
                                                                       (Inception)
                                                                           to
                                            December      December      December
                                            31, 2003      31, 2002      31, 2003
                                           ----------    ----------    ----------
Revenues                                   $     -       $     -       $     -
                                            ---------     ---------     ---------
Expenses

  General & Administrative                     10,602         7,302        45,029
                                            ---------     ---------     ---------
     Income (Loss) from Operations            (10,602)       (7,302)      (45,029)

Other Income (Expenses)

  Interest (Expenses)                          (2,390)       (1,888)       (7,004)
  Interest Income                                 120           120           360
                                            ---------     ---------     ---------
     Total Other Income (Expenses)             (2,270)       (1,768)       (6,644)
                                            ---------     ---------     ---------
     Income (Loss) Before Tax                 (12,872)       (9,070)      (51,673)

     Taxes                                       -             -             -
                                            ---------     ---------     ---------
     Net (Loss)                            $  (12,872)   $   (9,070)   $  (51,673)
                                            =========     =========     =========

     Net Loss Per Share                    $    (.01)    $    (.01)

     Weighted Average Shares Outstanding    1,100,000     1,100,000


            See accompanying notes to the financial statements.
                                    F-3

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
            From May 10, 2000 (Inception) to December 31, 2003

                                                                        Accumulated
                                                                          From May
                                                                          10, 2000
                                                           Additional  (Inception) to
                                     Common Stock           Paid-In       December
                                 Shares        Amount       Capital       31, 2003
                               ----------    ----------    ----------    ----------
Balance, May 10, 2000                -      $      -      $      -      $      -

Shares Issued for Services
  at $.001 per Share              560,000           560         5,040          -

Shares Issued for Cash
  at $.001 per Share              540,000           540         4,860          -

Net Loss Period Ended
  December 31, 2000                  -             -             -          (21,617)
                               ----------    ----------    ----------    ----------
Balance, December 31, 2000      1,100,000         1,100         9,900       (21,617)

Net Loss Year Ended
  December 31, 2001                  -             -             -           (8,114)
                               ----------    ----------    ----------    ----------
Balance, December 31, 2001      1,100,000         1,100         9,900       (29,731)

Net Loss Year Ended
  December 31, 2002                  -             -             -           (9,070)
                               ----------    ----------    ----------    ----------
Balance, December 31, 2002      1,100,000         1,100         9,900       (38,801)

Net Loss Year Ended
  December 31, 2003                  -             -             -          (12,872)
                               ----------    ----------    ----------    ----------
Balance, December 31, 2003      1,100,000   $     1,100   $     9,900   $   (51,673)
                               ==========    ==========    ==========    ==========

            See accompanying notes to the financial statements.
                                    F-4

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                               From
                                                                            (Inception)
                                                                                to
                                                 December      December      December
                                                 31, 2003      31, 2002      31, 2003
                                                ----------    ----------    -----------
Cash Flows from Operating Activities
Net Loss                                        $  (12,872)   $   (9,070)   $   (51,673)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    (Increase) Decrease in Interest Receivable        (120)         (120)          (360)
    Stock Issued for Services                         -             -              -
    Expenses Paid by Stock Issuance                   -             -             5,600
    Increase (Decrease) in Interest Payable          2,390         1,888          7,004
     Increase (Decrease) in Accounts Payable        10,602           471         11,323
                                                 ---------     ---------     ----------
      Net Cash Provided by
      Operating Activities                            -           (6,831)       (28,106)

Cash Flows from Investing Activities
  Proceeds from Related Party Note                    -             -            (1,200)
                                                 ---------     ---------     ----------
      Net Cash Provided by
      Investing Activities                            -             -            (1,200)

Cash Flows from Financing Activities

  Proceeds from Issuance of Notes                     -            6,456          5,400
  Proceeds from Stock Sales                           -             -            23,906
                                                 ---------     ---------     ----------
      Net Cash Provided by
      Financing Activities                            -            6,456         29,306
                                                 ---------     ---------     ----------
      Change in Cash                                  -             (375)          -

      Cash, Beginning of Period                       -              375           -
                                                 ---------     ---------     ----------
      Cash, End of Period                       $     -       $     -       $      -

Supplemental Cash Flow Information

  Interest                                      $     -       $     -       $      -
  Taxes                                               -             -              -

            See accompanying notes to the financial statements.
                                    F-5

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

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

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000, and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 3 - INCOME TAXES  -continued-

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2003, and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $51,000 at December 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of December 31, 2003, the total accrued interest receivable amount totaled $360.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company has issued several promissory notes to various corporations whose officer(s) are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2003, the accrued interest associated with the various notes was $7,004.

                                                         December 31,  December 31,
The Company has the following note payable obligations:      2003          2002
                                                         ------------  ------------
Related party notes payable and due on demand
  accruing interest at a rate of 10% per annum            $   23,906    $   23,906
                                                           ---------     ---------
               Totals                                     $   23,906    $   23,906
               Less Current Maturities                       (23,906)      (23,906)
                                                           ---------     ---------
               Total Long-Term Notes Payable              $     -       $     -
                                                           =========     =========

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 5 - NOTE PAYABLE - RELATED PARTY  -continued-

Following are maturities of long-term debt for each of the next five years:

                                 Year       Amount
                              ----------   --------
                                 2004      $ 23,906
                                 2005          -
                                 2006          -
                                 2007          -
                                 2008          -
                              Thereafter       -
                                            -------
                                Total      $ 23,906
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