Form 10QSB
period 2004-03-31
WHITELIGHT TECHNOLOGIES INC
filed 2004-05-17
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2004, there were 1,100,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                              Balance Sheets


                                                    March          December
                                                   31, 2004        31, 2003
                                                  -----------     -----------
                                                  (Unaudited)
                                  Assets
Current Assets

  Interest Receivable                             $       390     $       360
  Note Receivable - Related Party                       1,200           1,200
                                                   ----------      ----------
     Total Assets                                 $     1,590     $     1,560
                                                   ==========      ==========

                    Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                $    13,839     $    11,323
  Interest Payable                                      7,705           7,004
  Note Payable - Related Party                         28,026          23,906
                                                   ----------      ----------
     Total Current Liabilities                         49,570          42,233

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,100,000 Shares Issued and Outstanding              1,100           1,100
  Additional Paid In Capital                            9,900           9,900
  Deficit Accumulated in the Development Stage        (58,980)        (51,673)
                                                   ----------      ----------
     Total Stockholders' Equity                       (47,980)        (40,673)
                                                   ----------      ----------
     Total Liabilities & Stockholders' Equity     $    (1,590)    $     1,560
                                                   ==========      ==========

              See accompanying notes to financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                  For the Period
                                                                   May 10, 2000
                                      For the Three Months Ended    (Inception)
                                        March          March         to March
                                       31, 2004       31, 2003       31, 2004
                                      ----------     ----------     ----------
Revenues                              $     -        $     -        $     -
                                       ---------      ---------      ---------
Expenses

  General & Administrative                 6,635           -            51,665
                                       ---------      ---------      ---------
     Total Expenses                        6,635           -            51,665
                                       ---------      ---------      ---------
     Income (Loss) from Operations         6,635           -           (51,665)

Other Income (Expenses)

  Interest Expense                          (701)          (436)        (7,705)
  Interest Income                             30             30            390
                                       ---------      ---------      ---------
     Total Other Income (Expenses)          (671)          (406)        (7,315)
                                       ---------      ---------      ---------
     Income (Loss) Before Taxes           (7,306)          (406)       (58,980)

     Taxes                                  -              -              -
                                       ---------      ---------      ---------
     Net Income (Loss)                $   (7,306)    $     (406)    $  (58,980)
                                       =========      =========      =========

     Loss Per Common Share            $    (0.01)    $    (0.00)

     Weighted Average
     Outstanding Shares                1,100,000      1,100,000

             See accompanying notes to financial statements.

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                               For the Period
                                                                                May 10, 2000
                                                  For the Three Months Ended    (Inception)
                                                    March          March         to March
                                                   31, 2004       31, 2003       31, 2004
                                                  ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                               $   (7,306)    $     (406)    $  (58,980)
  Adjustments to Reconcile Net Loss
   to Net Cash;
    (Increase) in Accounts/Interest Receivable           (30)           (30)          (390)
    Increase in Accounts/ Interest Payable             7,336            436         49,570
    Expenses Paid by Stock Issuance                     -              -             5,600
                                                   ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                              -              -            (4,200)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                      -              -            (1,200)
                                                   ---------      ---------      ---------
      Net Cash Provided (Used) by
      Investing Activities                              -              -            (1,200)

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                     -              -             5,400
  Issuance of Note Payable for Cash                     -              -              -
                                                   ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                              -              -             5,400
                                                   ---------      ---------      ---------
      Increase (Decrease) in Cash                       -              -              -

      Cash, Beginning of Period                         -              -              -
                                                   ---------      ---------      ---------
      Cash, End of Period                         $     -        $     -        $     -
                                                   =========      =========      =========

Supplemental Cash Flow Information
                                                   ---------      ---------      ---------
  Interest                                        $     -        $     -        $     -
  Income Taxes                                          -              -              -

              See accompanying notes to financial statements.

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2004

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

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2004

NOTE 3 - INCOME TAXES  continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2004 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $58,980 at March 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE RELATED PARTY

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of March 31, 2004, the total accrued interest receivable amount totaled $390.

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officer(s) are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2004, the accrued interest associated with the various notes was $7,705.

                                                        March 31,  December 31,
The Company has the following note payable obligations:   2004        2003
                                                        --------    --------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum          $ 28,026    $ 23,906
                                                         -------     -------
     Totals                                             $ 28,026    $ 23,906
     Less Current Maturities                             (28,026)    (23,906)
                                                         -------     -------
     Total Long-Term Notes Payable                      $   -       $   -
                                                         =======     =======

                    Whitelight Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2004

NOTE 5 - NOTE PAYABLE RELATED PARTY  continued

Following are maturities of long-term debt for each of the next five years:

                                                          Year       Amount
                                                         ------     --------
                                                          2004      $ 28,026
                                                          2005          -
                                                          2006          -
                                                          2007          -
                                                       Thereafter       -
                                                                     -------
                                                          Total     $ 28,026
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

Off-Balance Sheet Arrangements

     Management does not believe the company has any off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors.

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     With the participation of management the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

                                  PART II

                        ITEM 5.  OTHER INFORMATION

     On May 13, 2004, the Company filed a Current Report on Form 8-K to disclose a change of control under Item 1. On May 7, 2004, Eric Chess
Bronk, the president and sole director of the Company, resigned in connection with the appointment of new management. Also, Lynn Carlson resigned as vice-president. The number of directors was increased to three persons and Matthew S. Kerper was appointed a director and the President, Bryan W. Kenyon was appointed Treasurer and CFO, Luan
Dang was appointed a director, and Alan S. Knitowski was appointed a director. We also created an advisory board and appointed Jason Daggett as the initial member of that board.

     In connection with the change of control, the Board of Directors, and the shareholders, approved a one-for-two reverse split of the 1,100,000 outstanding shares of common stock which will be effective twenty days following the mailing of an information statement to the shareholders. At the time of the change of management, the Company issued the following post-reverse split shares of its common stock:

 * 410,000 shares were issued to Mr. Bronk for past services as the president and sole director of the Company;
 * 140,000 shares were issued to Jason Daggett for his acceptance as the initial member of the advisory board for the Board of Directors;
 * 100,000 shares were issued in connection with the borrowing of $200,000 from Trymetris Capital Fund I, LLC; and
 * 2,600,000 shares were issued to new management for accepting positions as officers and/or directors of the Company.

     On May 4, 2004, the Board of Directors authorized a name change to "Trycera Financial, Inc." and a class of preferred stock authorizing 20,000,000 shares. It also authorized a 2004 Stock Option/Stock Issuance Plan in which 5,000,000 shares are authorized. Each of the actions will be effective twenty days following the mailing of an information statement to the shareholders.

     In May 2004 the Board of Directors authorized the borrowing of $200,000 from Trymetris Capital Fund I, LLC pursuant to a debenture and the issuance of 100,000 shares to the fund in consideration of the loaned funds. Funding is expected to be completed in May 2004. Alan Knitowski, one of our directors, is the manager of Trymetris Capital Management, LLC, the manager of the fund. The Debenture is due and payable on or before November 12, 2004, and is convertible into common stock of the Company at the rate of $.75 per share. The Company has also granted piggyback and
demand registration rights for any shares issued upon conversion.   Eric
Chess Bronk, a 5% shareholder, is a non-managing member of the manager of the fund.

     In May 2004 the Board of Directors entered into a consulting agreement with Cygni Capital LLC and Ecewa Capital LLC whereby these parties have agreed to provide advice and consultation to management regarding general business and corporate finance issues and planning. Mr. Bronk, a shareholder and former officer and director of the Company, is a managing member of Cygni Capital LLC. Mr. Daggett, the initial member of the Company's advisory committee, is also a member of Cygni. Mr. Knitowski, a director of the Company, is the member and owner of Ecewa Capital LLC. The one-year consulting agreement is automatically renewable for an additional six month term unless terminated at least 30 days prior to expiration, and may be terminated during the extended term by either party upon 30 days' notice. The Company has agreed to pay a consulting fee of $10,000 per month during the term of the agreement and, during the initial term, a finder's fee equal to 8% of any transaction plus five-year warrants to purchase shares equal to 8% of the securities subject to the transaction.

     Copies of the Debenture, the 2004 Stock Option/Stock Issuance Plan, and the consulting agreement with Cygni Capital were filed as exhibits to the Form 8-K filed with the SEC on May 13, 2004.

     On May 13, 2004, the Company filed a preliminary information statement reflecting approval by shareholders owning a majority of the outstanding shares of the corporate name change, the authorization of the class of preferred stock, the 2004 Stock Option/Stock Issuance Plan, and the one-for-two reverse split of the outstanding shares of stock, excluding the shares issued above.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 Rule 13a-14(a) Certification by Principal Executive Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial Officer
          32.1 Section 1350 Certification of Principal Executive Officer
          32.2 Section 1350 Certification of Chief Financial Officer

     (b) Reports on Form 8-K: A report on Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting that although the Company had not changed the firm that performs its audits, because of a merger of operations the name of the firm changed from Bierwolf, Nilson & Associates to Chisholm, Bierwolf & Nilson, LLC.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Whitelight Technologies, Inc.

Date:  May 17, 2004                By:  /s/ Matthew S. Kerper
                                   Matthew S. Kerper, President


Date:  May 17, 2004                By:  /s/ Bryan Kenyon
                                   Bryan Kenyon, Treasurer and CFO