Form 10QSB
period 2004-06-30
Trycera Financial, Inc.
filed 2004-08-16
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                     Commission File Number: 000-30872

                          TRYCERA FINANCIAL, INC.
            (Exact name of Registrant as specified in charter)

Nevada                                  33-0910363
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

170 Newport Center Drive, Suite 210, Newport Beach, CA    92660
Address of principal executive offices                    Zip Code

Issuer's telephone number, including area code:  (949) 273-4300

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling
requirements for the past 90 days.  (1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 2, 2004, there were 4,682,400 shares of the Registrant's Common Stock outstanding.

                             Table of Contents

                                                                       Page
PART I                                                                    3
     ITEM 1.  FINANCIAL STATEMENTS                                        3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION                                                  14
     ITEM 3.  CONTROLS AND PROCEDURES                                    30
PART II                                                                  30
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                    30
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        34
     ITEM 5.  OTHER INFORMATION                                          34
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           35
SIGNATURES                                                               36

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                    June         December
                                                  30, 2004       31, 2003
                                                 -----------    -----------
                                                 (Unaudited)

                                  Assets
Current Assets
  Cash                                           $   356,684    $      -
  Prepaid Expenses                                       859           -
  Interest Receivable                                   -               360
  Note Receivable - Related Party                       -             1,200
                                                  ----------     ----------
     Total Current Assets                            357,543          1,560

Other Assets
  Deposits                                             9,207           -
                                                  ----------     ----------
     Total Other Assets                                9,207           -
                                                  ----------     ----------
     Total Assets                                $   366,750    $     1,560
                                                  ==========     ==========

                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                               $     3,058    $    11,323
  Accrued Expenses                                     1,415           -
  Interest Payable                                     2,685          7,004
  Convertible Debenture                              200,000           -
  Note Payable - Related Party                          -            23,906
                                                  ----------     ----------
     Total Current Liabilities                       207,158         42,233

Stockholders' Equity
  Preferred Stock, 20,000,000 Shares
   Authorized, $.001 Par Value; None
   Issued and Outstanding                               -              -
  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   4,217,067 and 1,100,000 Shares Issued
   and Outstanding, Respectively                       4,217          1,100
  Additional Paid In Capital                         322,788          9,900
  Deficit Accumulated in the Development Stage      (167,413)       (51,673)
                                                  ----------     ----------
     Total Stockholders' Equity                      159,592        (40,673)
                                                  ----------     ----------
     Total Liabilities & Stockholders' Equity    $   366,750    $     1,560
                                                  ==========     ==========

              See accompanying notes to the financial statements.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                 For the Period
                                                                                  May 10, 2000
                           For the Three Months Ended  For the Six Months Ended  (Inception) to
                                June        June           June        June           June
                              30, 2004    30, 2003       30, 2004    30, 2003       30, 2004
                             ----------  ----------     ----------  ----------     ----------
Revenues                     $   14,000  $     -        $   14,000  $     -        $   14,000
                              ---------   ---------      ---------   ---------      ---------
Expenses
  Technology Costs                8,681        -             8,681        -             8,681
  Salaries and Wages             27,102        -            27,102        -            27,102
  Professional Fees              67,522        -            67,522        -            67,522
  General & Administrative       16,570       4,370         23,205       4,370         68,235
                              ---------   ---------      ---------   ---------      ---------
     Total Expenses             119,875       4,370        126,510       4,370        171,540
                              ---------   ---------      ---------   ---------      ---------
     Income (Loss)
     from Operations           (105,875)     (4,370)      (112,510)     (4,370)      (157,540)

Other Income (Expenses)

  Interest Income                   127          30            157          60            517
  Interest Expense               (2,685)       (753)        (3,386)     (1,189)       (10,390)
                              ---------   ---------      ---------   ---------      ---------
     Total Other Income
     (Expenses)                  (2,558)       (723)        (3,229)     (1,129)        (9,873)
                              ---------   ---------      ---------   ---------      ---------
     Income (Loss)
     Before Taxes              (108,433)     (5,093)      (115,739)     (5,499)      (167,413)

     Taxes                         -         (1,646)          -         (1,646)          -
                              ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)       $ (108,433) $   (6,739)    $ (115,739) $   (7,145)    $ (167,413)
                              =========   =========      =========   =========      =========


     Loss Per
     Common Share            $     (.04) $     (.01)    $     (.06) $     (.01)    $     (.15)

     Weighted Average
     Outstanding Shares,
     Retroactively Restated   2,578,880     550,000      1,839,440     550,000      1,103,526

              See accompanying notes to the financial statements.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                            For the Period
                                                                             May 10, 2000
                                                   For the Six Months Ended (Inception) to
                                                       June         June         June
                                                     30, 2004     30, 2003     30, 2004
                                                    ----------   ----------   ----------
Cash Flows from Operating Activities
  Net Income (Loss)                                 $ (115,739)  $   (7,145)  $ (167,413)
  Adjustments to Reconcile Net Loss
  to Net Cash:
    Stock Issued for Services                           33,000         -          38,600
    Forgiveness of Related Party Interest                7,705         -           7,705
  Change in Assets and Liabilities:
    (Increase) Decrease in Accounts
     /Interest Receivable                                  360          (60)        -
    (Increase) Decrease in Prepaid Expenses               (859)        -            (859)
    (Increase) Decrease in Deposits                     (9,207)        -          (9,207)
    Increase (Decrease) in Accounts Payable             (8,266)       7,205        3,058
    Increase (Decrease) in Interest Payable             (4,319)        -           2,685
    Increase (Decrease) in Accrued Expenses              1,415         -           1,415
                                                     ---------    ---------    ---------
      Net Cash Provided (Used) by
      Operating Activities                             (95,910)        -        (124,016)

Cash Flows from Investing Activities
  Proceeds from Related Party Note                       1,200         -            -
                                                     ---------    ---------    ---------
      Net Cash Provided (Used) by
      Investing Activities                               1,200         -            -

Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock for Cash      275,300         -         280,700
  Proceeds from Convertible Debenture                  200,000         -         200,000
  Proceeds from Issuance of Related Party Note            -            -          23,906
  Payments made on Related Party Notes                 (23,906)        -         (23,906)
                                                     ---------    ---------    ---------
      Net Cash Provided (Used) by
      Financing Activities                             451,394         -         480,700
                                                     ---------    ---------    ---------
      Increase (Decrease) in Cash                      356,684         -         356,684

      Cash, Beginning of Period                           -            -            -
                                                     ---------    ---------    ---------
      Cash, End of Period                           $  356,684   $     -      $  356,684
                                                     =========    =========    =========

Supplemental Cash Flow Information
  Interest                                          $     -      $     -      $     -
  Income Taxes                                            -           1,646        1,646
  Common stock issued for Services                      33,000         -          38,600

              See accompanying notes to the financial statements.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

NOTE 1 - CORPORATE HISTORY

Trycera Financial, Inc., (the "Company") was incorporated in Nevada on May 10, 2000, under the name Whitelight Technologies, Inc., for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On July 16, 2004, the Company filed a certificate of amendment with the State of Nevada changing the name to Trycera Financial, Inc.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting
     The Company uses the accrual method of accounting.
B.   Revenue Recognition
     The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.
C.   Cash Equivalents
     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D.   Net Earnings (Loss) Per Share
     Primary Earnings Per: Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

NOTE 2 - Significant Accounting Policies (continued)

E.   Depreciation
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation is computed on the straight line method.

F.   Use of Estimates
     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

G.   Fair Value of Financial Instruments
     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

H.   General and Administrative Costs
     General and administrative expenses include fees for office space, insurance, compensated absences, travel and entertainment costs.

I.   Income Taxes
     The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

NOTE 3 - New Technical Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

NOTE 3 - New Technical Pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable was unsecured and accrued interest at the rate of 10% per annum. The note receivable was due on demand. On May 19, 2004, the Company received a total of $1,539 in full satisfaction of the principal and interest of the related party note.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

On May 10, 2004, the Company entered into a contract with Cygni Capital, LLC and Ecewa Capital, LLC (collectively "Cygni") to provide management and consultation services. The contract became effective May 15, 2004, and will continue for one year. The contract will automatically renew for an additional six (6) month term, unless otherwise notified. Cygni will provide ongoing consulting services for $10,000 per month throughout the contract term.

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various corporations whose officer(s) are shareholders of the Company. The notes were unsecured, bearing an interest rate of 10% per annum and were due and payable on demand. At March 31, 2004, the accrued interest associated with the various notes was $7,705.

                                                          June 30,    December 31,
The Company has the following note payable obligations:     2004         2003
                                                         ----------   ----------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum            $    -       $  23,906
                                                           --------     --------
          Totals                                          $    -       $  23,906
          Less Current Maturities                              -         (23,906)
                                                           --------     --------
          Total Long-Term Notes Payable                   $    -       $    -
                                                           ========     ========

On May 19, 2004, the Company paid a total of $23,906 in satisfaction of all related party notes. Accrued interest of $7,705 was forgiven by the note holders. Accordingly, this amount has been charged against additional paid-in-capital.

NOTE 6 - STOCKHOLDERS' EQUITY

On May 4, 2004, the board of directors approved a reverse stock split at the rate of one share for each two (1:2) shares outstanding held by shareholder at the effective time of the reverse split. The Company did not issue any fractional shares due to reverse split. The effect of the reverse split was retroactively applied to all prior issuances.

During the quarter ended June 30, 2004, the Company issued a total of 3,300,000 shares of common stock to several individuals for services rendered on behalf of the Company. Accordingly, common stock and additional paid in capital have been charged $3,300 and $29,700, respectively.

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

On June 4, 2004, the board of directors authorized to undertake a non-public offering of 2,000,000 shares of common stock at $.75 per share to be sold pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The private offering will terminate September 15, 2004.

During the quarter ended June 30, 2004, the Company issued 367,067 shares of common stock pursuant to the private offering. Accordingly, common stock and additional paid-in-capital have been charged $367 and $274,933, respectively.

NOTE 7 - STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the six month period ending June 30, 2004:
                                                  2004 Stock Plan
                                               ----------------------
                                                             Weighted
                                                             Average
                                                Amount of    Exercise
                                                 Shares       Price
                                               ----------   ---------
     Outstanding at January 1, 2004                  -         -
       Options Granted                          2,215,000     $.53
       Options Exercised                             -         -
       Options Canceled                              -         -
         Options Outstanding at June 30, 2004   2,215,000     $.53
         Options Exercisable at June 30, 2004     190,001     $.23

                          Trycera Financial, Inc.
                     fka Whitelight Technologies, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", there was no option expense recognized for the six-month period ended June 30, 2004.

                                                  June 30, 2004
                                                  -------------
     Five Year Risk Free Interest Rate                3.625
     Dividend Yield                                      0%
     Volatility                                          0%
     Average Expected Term (Years to Exercise)           1

                              Weighted    Average                 Weighted
                   Number of  Average    Remaining      Number    Average
      Range of      Options   Exercise  Contractual   of Options  Exercise
   Exercise Price   Granted    Price    Life (Years)    Vested     Price
   --------------  ---------  --------  ------------  ----------  --------
    $.001- $.85    2,215,000    $.53        4.8        190,001      $.23

NOTE 8 - CONVERTIBLE DEBENTURE

On May 12, 2004, the Company issued a convertible debenture note to a corporation that is a shareholder of the Company. The note is unsecured, bears an interest rate of 10% per annum and is due and payable on November 12, 2004. At June 30, 2004, the accrued interest associated with the note is $2,685.

                                                                   June 30,   December31,
The Company has the following convertible debenture obligations:     2004        2003
                                                                  ----------  ----------
Related party convertible debentures due November 12, 2004
  accruing interest at a rate of 10% per annum                    $  200,000   $    -
                                                                   ---------    --------
          Totals                                                  $  200,000   $    -
          Less Current Maturities                                   (200,000)       -
                                                                   ---------    --------
          Total Long-Term Notes Payable                           $     -      $    -
                                                                   =========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Trycera Financial is a development stage company. Prior to May 2004, we had no operating history. In May 2004 we retained the services of new management and commenced our financial services and stored value products business. Our operations are in the startup phase of development.

     Based in Newport Beach, California, our charter is (1) to develop and market a turnkey suite of financial products with a stored value emphasis, and (2) to acquire and grow micro cap companies in the stored value and financial services sectors. We are in the process of closing our initial round of funding and intend to apply for quotation on the OTC Bulletin Board during third or fourth quarter of 2004. We have agreed to register the resale of the shares sold in our initial round of funding, as well as certain shares held by existing shareholders.

     We are in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities. These stored value products and services include:
  *  Association-branded (MasterCard, Visa ) prepaid debit cards;
  *  Co-branded prepaid debit products;
  *  Private label credit products;
  *  Online payment solutions;
  *  Financial management tools and support; and
  *  Credit improvement programs and strategies.

     We are developing stored value products and services to deliver prepaid financial tools, online payment solutions, financial management services, and credit improvement strategies and programs. These services will be delivered through the use of business partner infrastructure and distribution partner systems. Our stored value products and services can be customized to meet the changing requirements for specific customer demands.

     In addition to our core operations, we intend to actively target additional financial services-related companies for acquisition. Management anticipates that such acquisitions would be funded primarily using our authorized, but unissued shares of common stock. We believe such acquisitions would provide additional stored value products or financial services, and/or augment our current staff. Our strategy is to acquire mature, quality companies with sound financials, intriguing products and/or position, a loyal customer base, and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies. We intend to seek companies that would be strategically diversified across service channels to reduce the potential impact of a downturn in any specific channel. It is anticipated that each acquired business would remain a separate, self-funding unit with minimal overhead. We have unrestricted discretion in seeking and participating in a business opportunity.

     While our strategy is to acquire mature, cash flow positive, profitable companies, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual company's business plan. These growth opportunities will be evaluated for the potential to infuse additional capital to fund selected growth opportunities.

Stored Value and Financial Products and Services

     Overview

     Our business model has been developed primarily to serve the needs of self-banked consumers. Self-banked is a general term that describes a broad base of consumers, who for one reason or another do not maintain bank accounts and/or credit card accounts. For example, such consumers may have experienced credit problems in the past, they may just have come of age and never had credit before, or they may not feel comfortable working with banks and credit card companies and choose to use cash for their everyday purchases. Given that we live in a credit card dominated society where cards are needed for everything from hotel reservations to online shopping, we have chosen to focus on building products and services to meet the needs of consumers who want and need the functionality of credit cards but who are unable to acquire the cards through the traditional application process. Within the confines of our core business model, we are focused on three business components:
  *  Consumer based stored value products;
  *  Catalog shopping cards; and
  *  Customized stored value program management.

     Consumer Based Stored Value Products. A stored value card, also commonly referred to as a prepaid card, is typically a credit card-sized piece of plastic that contains or represents an amount of pre-loaded value. Unlike credit cards, which draw their value from a line of credit, or debit cards, which draw their value from a checking account, the value on a prepaid card typically comes from money given to the company who markets and/or issues the card prior to its use. Prepaid cards take many forms, including gift cards that can be used at a specific merchant or mall (Starbucks gift card), travel cards that can be used in the same way as travelers' checks (American Express Travel Funds Card), payroll cards that can be used to access one's wages, and "teen cards" that are marketed to those under 18 years to access funds their parents load onto the card (Visa Buxx from Bank of America).

     We are currently in development of several MasterCard branded stored value cards. In this process we must first select a processor, which is required to authorize and settle the transactions, select the bank to issue the cards, and negotiate the distribution of the cards. Currently, we are preparing the necessary documentation that must be filed with the bank and MasterCard prior to us being authorized to produce and distribute MasterCard branded stored value cards. Based upon substantive discussions with MasterCard and multiple issuing banks, we believe this process will be completed during fourth quarter of this year. While this process is taking place, we are actively pursing a variety of distribution strategies including retail sales and bundled product offerings.

     Within our business model, retail distribution involves the sale of the stored value cards by us to a distributor, who in turn, will place the cards in a retail store for sale to the end consumer. The end user, the consumer in this case, would be able to purchase the product in a retail establishment, and upon completion of the card activation process, be entitled to receive his stored value
MasterCard in the mail within 7-10 business days. Upon receipt, the consumer can use the card anywhere MasterCard is accepted and they can add more funds at anytime either through the retailer or a variety of other methods including direct deposit. Our role in this business cycle is that of a traditional wholesale company where we provide products to a distribution channel that are ultimately sold to a consumer. Once the consumer activates the stored value product, we begin a service relationship with that consumer where we ensure the cardholders account is managed correctly. At this time, we have elected to outsource the ongoing customer service of the consumer and their credit card to our processor.

     A bundled product offering is a sales method where we package a stored value card with another product the consumer is purchasing. An example of this might be including a prepaid MasterCard with the purchase of a prepaid cellular phone. This type of offering provides enhanced convenience for the consumer as he or she can add more minutes to their cellular phone through the MasterCard that has been included. To date, we have held executive level discussions with several product distributors regarding a product relationship in which a Trycera-branded stored value card would be included with a complimentary retail product. As of the date of this filing, we have not signed any distribution agreements because our stored value products are not ready for distribution.

     In addition to the stored value MasterCard products, we are in the early stages of development of a collection of proprietary stored value cards designed to enable consumers to access specific web based content through the use of a prepaid card. This product is still in the design stage and distribution has not been secured as of the date of this filing. Once the product is fully developed, we intend to distribute the product through the retail channel and through bundled product offerings as previously described. The end user of these products will be a consumer who upon purchase of the card will use the prepaid value to purchase content from a website. An example of a similar product is the Disney Blast prepaid card which can be purchased at most convenience stores and used to purchase and download content from the Disney Blast website.

     Catalog Shopping Cards. A second aspect of our business model is the catalog shopping card marketed through direct mail and online advertising. We are not currently generating revenue from this channel, but are actively involved in the development of this product. Unlike a Visa or MasterCard credit card, the catalog shopping card is a private charge card that is issued to a consumer and allows them to buy products from a specific catalog at agreed upon terms.

     We intend to market this product to consumers with below average credit ratings. Upon acceptance of a pre-approved card offer from Trycera, the consumer would pay a processing fee and receive his card along with the catalog or catalogs and/or website from which an individual can purchase products. In most cases, the consumer would be required to provide a down payment of between 20% and 50% of the purchase price, with the balance due in installments at an agreed upon interest rate. Upon receipt of the down payment, we would authorize the merchandise to be shipped to the consumer. On a monthly basis, we would send a bill to the consumer for that month's portion of the balance that is due. This process is very similar to purchasing merchandise through any store catalog, with the primary difference being that a down payment is required prior to shipment of the merchandise, and the catalog through which the consumer can shop is provided by us. We would actively manage the direct mail and customer solicitation process, including fulfillment, printing, and payment processing. To service these consumers on an ongoing basis, we plan to partner with third party catalog companies who could provide the catalog and drop ship the merchandise to the consumer.

     Customized Stored Value Program Management. The third component of our business model includes the management of customized stored value programs on behalf of other companies. This business involves the same stored value MasterCard products as previously described, with the primary difference being that we would act as an OEM supplier while the corporate client who contracts with us would be responsible for sales, marketing, distribution, and payment for all products and services. Within this model, we intend to utilize the industry expertise of our management coupled with the processor, banking and MasterCard relationships that we have developed to facilitate the sale of a co-branded product in conjunction with the client. This business model is similar to American Airlines and the AAdvantage MasterCard issued by Citibank. In that case, Citibank is responsible for issuing the cards and supporting the end user of the card, but American Airlines is responsible for customer acquisition, distribution, and in some cases, product development costs. In this model, we hope to generate revenue from consulting fees charged to the client and card usage fees incurred by the cardholder for use of the card. We are not currently managing any stored value programs, but we are in early stage discussions with perspective clients who are considering using us as the stored value program manager.

     Competition

     Although the retail based stored value industry is still in its infancy, considerable specialization has begun to occur with the end result delivering a competitive landscape that can be broken into three primary segments: open, PIN-based semi-open, and closed loop product offerings. Most segments are filled with unique competitors and an equally divergent collection of product offerings.

     The open segment of the market consists of a fragmented collection of association branded prepaid debit card products. The common trait within this product segment is that all products carry the Visa, MasterCard, American Express, or Discover brand on the front of the card giving the product category unparalleled payment acceptance. Examples of companies who compete within the space are Next Estate Communications, Net Spend, One Global Finance, and ITC Financial Services. Many of these companies share common traits including: well-developed proprietary infrastructure, substantial investment in internal IT resources, significant and/or continual venture capital backing, profitability, and direct relationships with the associations, such as Visa and MasterCard.

     Within the context of the stored value space, "PIN-based or semi-open loop" traditionally refers to a category of products that do not carry a major association branded (Visa, MasterCard, American Express, Discover) on the front of the card. These cards are affiliated with the Cirrus, Maestro, or Plus networks and are accepted as payment at debit-enabled merchant locations. Unlike an open loop product, a PIN-based product cannot be used for online commerce. Several dozen small companies have emerged in this semi-open segment, evolving from the precursor industry of prepaid phone cards. Included on the list would be companies such as Air Time Technologies, I2C, and Morgan Beaumont, among others.

     Closed-loop product offerings make up the largest collective segment of the stored value industry in terms of cards issued and transactional volume. Cards within this segment tend to be focused on specific use applications within a single organization or structure. The common trait among these products is that they carry no direct payment affiliation to the debit or credit network, and typically are designed as a replacement for paper gift certificates or in limited cases to access merchant specific online content. Common examples include: the Starbucks gift card and Dave & Busters game card. There are several entrants within this space, most of which are competing only for their own gift card business. Notable providers within the space are Stored Value Systems, Value Link, AT&T, and others.

     There is a growing degree of competition among companies seeking to acquire interests in stored value and financial services companies such as those we may target for acquisition. A large number of established and well-financed entities, including large banking and financial institutions, stored value distributors and aggregators and venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, industry expertise and managerial capabilities than do we. Consequently, we may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as competitors may have easier access to capital than do we. Although entrepreneur-founders of privately held stored value and financial services companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and industry expertise that we can provide, management believes that it offers unique and attractive set of benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of an acquired company.

     In addition, each of the prospective acquired companies will undoubtedly face significant competition in their individual markets. We believe competition will continue to grow both from new entrants to the market as well as from existing participants, such as banks expanding the breadth of their services into the markets currently underserved.

     We believe that competition in the stored value products and services market is based upon the following factors:
  *  Addressing the needs of underserved and unbanked customers;
  *  Program flexibility for user-specific needs;
  *  Responsiveness to customer demands;
  * Easy product distribution access and usage (i.e. online, telephone, retail, etc);
  *  Stored value expertise;
  *  Brand recognition and geographic presence; and
  *  Price.

     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, such as Next Estate Communications, Net Spend, One Global Finance, WildCard Systems and ITC Financial Services. These competitors include (i) large stored value product and service providers; (ii) national, regional and local networked retail prepaid service providers who have stored value services divisions;
(iii) fully integrated on-line services companies; and (iv) major venture-backed stored value firms. Many of our competitors expanded their product and/or service offerings over the past year and increased their focus on new product development and delivery, thus increasing the number of organizations that are providing products and services similar to ours.

     As a result of continued competition, we expect to encounter product or pricing pressure, which in turn could result in reductions in the average selling price of our products and services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the volume of product sales, higher revenue from new products or services, cost reductions or otherwise. In addition, we believe that continuing awareness and expansion in the stored value products and services industry could result in increased price pressure and other competition in the industry.

     Regulatory Environment

     As the stored value industry continues to grow, we can expect regulatory oversight to expand accordingly. -Currently, various states are investigating the feasibility of clarifying existing regulations for stored value products. Although there may be additional regulations at both the state and federal level, outlined below are the key risks associated with the stored value industry:

  * State laws: States such as Pennsylvania and Maryland are proactive in defining and regulating the stored value industry and serve as benchmarks for other states currently in the process of defining the regulatory aspects of the emerging industry. These laws are designed to protect consumers and regulate the legitimate businesses in conducting business in the stored value space. On a state-by-state basis, each state may elect to further refine the regulatory scope and enact new laws to manage stricter compliance in the growing stored value arena.

  * Money transmitter laws: Many states engage in the regulation of the transfer or transmittal of money. Oftentimes this type of transaction is regulated by the state banking authorities to ensure consumer protection. As stored value makes an increased presence in the transactional marketplace, it could be expected that further regulatory guidelines will be established to monitor industry compliance.

  * Patriot Act: This law was enacted by the United States' government to provide further investigative tools to Justice Department authorities attempting to prevent acts of terrorism. This legislative action is a potential risk for the stored value industry as new laws governing information collection could be further changed. Under the auspices of current law, the Patriot Act regulates the submission of appropriate personal identification for applications on all non-anonymous stored value products. As an extension of the Patriot Act, there is a subsequent Bank Secrecy Act, which may pose a future risk as the regulatory climate changes in response to further refining the existing laws.

     Intellectual Property

     As we further develop products, processes or methods, we are committed to protecting our interests through the application of appropriate trademarks, patents or rights. Though we currently do not have any of the aforementioned protections, we will seek such protections at the necessary time.

Strategic Acquisitions

     Management is seeking potential acquisition candidates. However, we have not yet found potential acquisition targets to proceed beyond preliminary negations and due diligence investigation. We currently have no binding agreements with any of these companies.

     Selection Criteria for Acquisition Targets

     Prospective acquisitions will be selected for their profitability, product synergy, market position, and customer base and for their experienced management teams. We will attempt to negotiate acquisition terms which will limit financial risk to our shareholders by setting specific performance milestones in order for the target company's owners to receive full purchase consideration.

     Management intends to consider a number of factors prior to making any final decision as to whether to purchase a company or to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.

     Selection Process for Acquisitions

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities.
There can be no assurance that we will be able to identify and acquire any business opportunity based on management's business judgment.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or our affiliates may have an ownership interest. Our current policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Employees

     We currently employ two full time individuals. As we continue to develop our products and services, our headcount will expand accordingly. It is anticipated that in the coming months we will add an additional three to four employees.

Facilities

     We sublease approximately 1,478 square feet of office space in Newport Beach, California, for $3,695 per month. The sublease expires on June 30, 2007.

Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

     Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended June 30, 2004.

     Results of Operations

     During the second quarter ending June 30, 2004, we generated revenues of $14,000 and incurred operating expenses of $119,875. For the six months ended June 30, 2004, we generated revenues of $14,000 and incurred operating expenses of $126,510. Since operations commenced in May 2004, there is no comparable data for the same period in the prior year. The $6,635 expense difference between the first and second quarters is attributed to professional fees and expenses associated with the management of the company prior to starting up operations in May 2004. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2004, but anticipates that they will increase progressively based upon the commencement of operations during the second quarter of 2004.

     On May 18, 2004, we paid all outstanding notes payables in the aggregate principal amount of $28,852, excluding interest, which was forgiven. This transaction eliminated all of our outstanding notes and loans payable as of May 18, 2004.

     Liquidity and Capital Resources

     A primary source of operating capital for the quarter ended
June 30, 2004, was from the sale of stock. On June 7, 2004, we commenced an offering of up to 2,000,000 shares of our common stock at $.75 per share to investors for maximum gross proceeds of $1,500,000. At June 30, 2004, we had sold 367,067 shares in this offering and collected gross proceeds of $275,300. We anticipate this offering closing on or before September 15, 2004. The shares offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     A second principal source of our operating capital for the quarter was furnished through the issuance of a convertible debenture and the receipt of $200,000 for the debenture. This six-month 10% convertible debenture was issued on May 12, 2004, upon receipt of the $200,000. The debenture is convertible at the rate of $0.75 per share. Likewise, neither the debenture nor the shares issuable upon conversion of the debenture, will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     As of June 30, 2004, cash totaled $356,684 as compared with $8,249 of cash at March 31, 2004, resulting in an increase of $348,615 in cash and cash equivalents for the quarter ended June 30, 2004. The increase in cash and cash equivalents consists of $436,324 provided by the $200,000 loan in exchange for a six-month convertible debenture with the balance of the increase attributed to proceeds of the private common stock offering, with cash used in operations of $87,889. There were no comparable operations or financing activities for the same period last year.

     Working capital was $362,277 at June 30, 2004, as compared with working capital of $4,129 at March 31, 2004. This increase in working capital was a result of the contribution of funds provided by both the new debt and private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering are planned to continue in the third quarter 2004 to support the startup phase. Management believes that with funds from the offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least 2005. Our monthly cash requirements have been consistent at $55,000 and as we continue to expand headcount and operations, management estimates that future monthly cash requirements will rise to approximately $75,000. Without generating any additional revenues, we estimate that cash from our private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2005. Any additional funds from operations would likely extend this estimated period. With the closing of our stock offering, we would not anticipate the need for additional funding from investors.

     Additionally, we may elect to compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate all associates in efforts to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

     During future quarters we may seek additional funding to finance future acquisitions and growth. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire financial services and products companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

     Off-Balance Sheet Arrangements

     During the quarter ended June 30, 2004, we did not engage in any off-balance sheet arrangements.

     Stock-Based Compensation

     We account for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as opposed to the "fair value" method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our common stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have material adverse effect on our business, results of operations and financial condition.

Forward-Looking Statements

     This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in federal, state or municipal laws governing the distribution and performance of financial services; a general economic downturn; our startup phase of operations; reliance on third party processors and product suppliers; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Risk Factors

     Our company is subject to a number of material risks, of which those known to management are set forth below:

  * We are Engaged in a New Business Venture and are Subject to all of the Risks of a Start-Up Venture. Because we recently commenced operations, our business is subject to all of the risks inherent in a new enterprise, including the absence of a profitable operating history, potential undercapitalization, and expense of new product development and research and development. Various problems, expenses, complications and delays may be encountered in connection with the development of our business. Future growth will require significant expenditures for expansion, marketing, research and development. Traditional sources of funding from lending institutions will likely not be available to us. These expenses must either be paid out of future earnings or future offerings of equity or debt instruments. The availability of funds from either of these sources cannot be assured. In addition, we have no definitive agreements or arrangements for the implementation of our business plan, and there is no assurance that management will be able to enter into such agreements or arrangements which would reasonably support our proposed operations.

  * We have not Performed any Market Studies or Retained any Independent Market Study of Our Proposed Products or Services, and there is no Assurance that these Products and Services will be Accepted in the Marketplace. Our business plan is to introduce prepaid or stored value cards to the public. There is no assurance that these services and products will be accepted in the marketplace. We have not allocated any funds to performing any in-house or independent marketing studies to confirm or estimate market acceptance of our proposed services and products.

  * We may Encounter Unknown Risks of New Ventures. As a part of our overall business model, we intend to seek potential acquisition targets. These acquisitions may involve risks which we are unable to predict at this time. The results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

  * The Acquisition of Existing Businesses could result in the Dilution of the Percentage Ownership of Existing Shareholders.
     As part of our business plan, we intend to seek and acquire related businesses or operations using shares of our common stock. The issuance of these shares could materially reduce the percentage ownership interest in the company of existing shareholders. There is no assurance that any acquired businesses or operations would be successful or that if unsuccessful, such acquisitions could be rescinded and the issued shares returned to us.

  * We have had a Number of Related Party Transactions. As a start-up venture, we have engaged in a significant number of transactions with related parties that may not be deemed to have been at arm's length, including the following:
       - On May 12, 2004, we borrowed $200,000 from Trymetris Capital Fund I, LLC pursuant to the terms of a six-month 10% convertible debenture which we issued for the loan. The debenture is convertible at $0.75 per share. We also issued 100,000 shares of common stock as additional consideration for the loan and granted demand registration rights for the shares. The Fund is managed by Trymetris Capital Management, LLC. Alan S. Knitowski, our Chairman, is a managing member of this entity and holds an ownership interest in the Fund. Jason Daggett, a member of our advisory committee, is also a managing member of this entity. Eric Chess Bronk, the former sole officer and director of our company, is a non-managing member of this entity.
       - On May 12, 2004, we entered into a renewable one-year consulting agreement with Cygni Capital, LLC and Ecewa Capital, LLC in which we agreed to pay $10,000 every thirty days for the services and, during the initial term, a finder's fee equal to 8% of any transaction plus five-year warrants to purchase shares equal to 8% of the securities subject to the transaction. On May 18, 2004, we repaid $8,731 of loans made to us by Cygni Capital. On May 24, 2004, Cygni Capital leased approximately 1,478 square feet of office space and sublet the space to us for $3,695 per month. In addition, Mr. Bronk personally guaranteed the lease, for which we granted him five-year options to purchase 50,000 shares. These options are exercisable at $0.25 for the first 12,500, $0.45 for the next 12,500, $0.65 for the next 12,500, and $0.85 for the next 12,500. On May 27, 2004, we granted to Cygni Capital options to purchase 125,000 shares for prior consulting services. These options are exercisable at $0.25 for the first 31,250, $0.45 for the next 31,250, $0.65 for the next 31,250, and $0.85 for the next

          31,250.  Mr. Bronk is the president of Cygni Capital.
          Mr. Knitowski is the owner and manager of Ecewa Capital.
       -  On May 18, 2004, we repaid $19,295 of loans made to us by
          Rigel Funds Management, Ltd., of which Mr. Bronk is a
          director.
     These transactions may not be on terms as beneficial as could be obtained from unrelated parties. In addition, the related parties may have interests that differ from those of other investors.

  * The Loss of the Services of Current Management would have a Material Negative Impact on Our Operations. We will be dependent on Matthew S. Kerper, our CEO and President, and Bryan W. Kenyon, our CFO, as our current management for the foreseeable future. The loss of the services of any member of this management group could have a material adverse effect on our operations and prospects. We have not obtained "key man" insurance policies on any member of management, including these individuals.

  * We will be in Competition with a Number of Other Companies, Most of which are Better Financed than is Our Company. The dominant player in the prepaid stored value space is Next Estate Communications, America's leading provider of prepaid MasterCard cards. Next Estate boasts strong venture backing from numerous companies and currently sells products in over 35,000 retail stores nationally. Austin, Texas, based NetSpend Corporation is also a well-capitalized leader within prepaid stored value platforms, offering a turnkey, retail based stored value solution to the check cashing industry. NetSpend is buoyed by venture funding from a broad cross-section of technology and banking firms. ITC Financial Services specializes in electronic payment solutions for a multitude of business pursuits, primarily focusing on retail based stored value and payroll products.
     ITCFS was founded by Cam Lanier III and funded by ITC holdings with an initial equity infusion of $54 million dollars in September 2003. WildCard Systems is another stored value provider with access to large amounts of capital and an established track record as the originator of Visa Buxx. Backed by GE Technology Finance and other private equity stakeholders, the company has developed a secure technology and services platform. This platform supports client configurable program management, cardholder account management, card distribution and other essential services for banks and business partners on a global scale. Each of these companies has a longer operating history and is better financed than our company. There is no assurance that as a startup company, we will be able to compete successfully with these other entities or that we will be able to capture a significant segment of the market share from these competitors.

  * All of Our Outstanding Shares are Classified as Restricted Securities or May Require Registration for Resale. In connection with the organization of our company we issued 550,000 shares without registration and at a time when our company would have been designated as a blank-check company. In May 2004 we issued an additional

     3,300,000 shares to management, consultants, and others. In June we commenced an unregistered private offering of up to 2,000,000 shares. Management believes that the holders of the 550,000 shares issued in the organization of our company would not qualify to rely on Section 4(1) of the Securities Act or Rule 144 promulgated by the SEC under the Act. Therefore, these shares may only be sold through a registration statement filed by us registering the resale of these shares. In addition, management believes that the balance of the outstanding shares would not qualify for resale under Rule 144 until at least May 2005. Thus, it is unlikely that a market for our stock could be established until at least May 2005, or until we file a registration statement to register the resale of our outstanding shares. Management has agreed to file a registration statement to register all of the outstanding shares, but there is no assurance how long the registration process would take, or if the registration statement would be declared effective for use by these persons.

  * There is No Public Market for the Common Stock which significantly Limits the ability to Sell our Outstanding Shares. There is currently no public market for our common stock and no assurance that one will develop in the future. Management intends to apply for quotation of our common stock in the "Pink Sheets" or the OTC Bulletin Board in the future, but there is no assurance such application process will be successful. Prior to making application to the Bulletin Board, we would be required to file a registration statement with the SEC and become subject to the reporting requirements of the Exchange Act. The process of registering the shares and making application for trading is extremely time-consuming. The process could take several months. And, there is no assurance that a registration statement would be declared effective by the SEC or that an application for trading would be approved.

  * Our Shares are Designated as Penny Stock which could Decrease the Liquidity of the Shares in any future Public Market. Our outstanding shares are designated as "penny stock" and thus may be more illiquid, if a market for the stock is established in the future. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Securities Exchange Act of 1934) which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Since our shares are subject to the penny stock rules, shareholders or investors may find it more difficult to sell their securities. The market liquidity for our shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares.

  * Any Market which Develops for our Shares would likely be a Volatile One. The over-the-counter market for securities, such as the one which could develop for our common stock, has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as acceptance of our products and services, and trends in the stored value industry, and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock, if a public trading market should develop in the future.

  * Our Board of Directors can, without Stockholder Approval, Cause Preferred Stock to be Issued on Terms that Adversely Affect Common Stockholders. Under our articles of incorporation our board of directors is authorized to issue up to 20,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this report, and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. If the board causes any preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board's ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

  * We have not Paid, and do not Intend to Pay, Dividends and therefore, unless our Common Stock Appreciates in Value, our Investors may not Benefit from Holding our Common Stock. We have not paid any cash dividends since inception. We do not anticipate paying any cash dividends in the foreseeable future. As a result, our investors will not be able to benefit from owning our common stock unless the market price of our common stock becomes greater than the price paid for the stock by these investors.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     With the participation of management our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                  PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended June 30, 2004, the following securities were sold by Trycera without registering the securities under the Securities Act (all shares are designated in post-reverse split amounts):

  * On May 11, 2004, we issued 410,000 shares of our common stock to Eric Bronk, a former officer and director, as a bonus for prior services as the sole officer and director of the company since its inception. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or
     Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.
     Mr. Bronk represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Mr. Bronk represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * On May 11, 2004, we issued 50,000 shares to our legal counsel, Ronald N. Vance, for his services. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.
     Mr. Vance acknowledged receipt of information similar to that which would be contained in a prospectus in connection with this transaction. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the shares and the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Mr. Vance represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with this transaction.

  * On May 11, 2004, we issued 140,000 shares of our common stock to Jason Daggett for accepting appointment as the initial member of our advisory board. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Daggett represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Daggett represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * On May 11, 2004, we issued a total of 2,600,000 shares to our new management for accepting appointments as officers and/or directors of the company. We issued 500,000 shares to Luan Dang, a director, 1,000,000 shares to Matthew S. Kerper, a director and President, 600,000 shares to Bryan Kenyon, our CFO, and 500,000 shares to Alan Knitowski, our Chairman. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each person represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance. Each delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares. Each represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * On May 12, 2004, we issued a six-month 10% convertible debenture to Trymetris Capital Fund I, LLC, in the amount of $200,000 for a like amount of funds received from this Fund for the debenture. The debenture is convertible at the rate of $0.75 per share. In addition, we issued 100,000 shares of common stock to the Fund as additional consideration for the loan. The debenture and the shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The Fund represented that it was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction. The Fund delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon debenture certificate and the stock certificate. Management of the Fund represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The person representing the manager of the Fund represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the issuance of the debenture or the shares.

  * On May 27, 2004, we granted a total of 2,215,000 options to our new management and consultants. We granted 1,000,000 options to Matthew S. Kerper pursuant to his employment agreement with us; 750,000 options to Bryan Kenyon pursuant to his employment agreement with us; 50,000 options to Alan S. Knitowski for serving as an outside director, serving on our audit and compensation committees, and for chairing our audit committee; 50,000 options to Luan Dang for serving as an outside director, serving on our audit and compensation committees, and for chairing our compensation committee; 15,000 options to Ronald N. Vance, for serving as our Secretary; 50,000 options to Jason Daggett for serving on our advisory committee; 125,000 options to Cygni Capital, LLC for consulting services; 125,000 options to Ecewa Capital, LLC for consulting services; and 50,000 to Eric
     Chess Bronk for providing a personal guarantee on our sublease of office space. Subsequent to the grant, Cygni Capital, LLC transferred its options to Eric Chess Bronk. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options granted to Mr. Vance are exercisable at $.001 per share; the options granted to Mr. Daggett, Mr. Knitowski, and Mr. Dang are exercisable at $0.25 per share; and the remaining options are exercisable at $0.25 for the first one quarter of the options granted, $0.45 for the next one-quarter, $0.65 for the next one-quarter, and $0.85 for the final one-quarter. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each person, except Mr. Vance, represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. Mr. Vance acknowledged receipt of information similar to that which would be contained in a prospectus in connection with this transaction. Each delivered appropriate investment representations with respect to these grants and consented to the imposition of restrictive legends upon the certificates representing the options. Each represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Each represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

  * On June 7, 2004, we commenced a non-public offering of up to 2,000,000 shares of our common stock at $0.75 per share for maximum gross proceeds of $1,500,000. As of June 30, 2004, we had sold 367,067 shares to five accredited investors and one non-accredited investors. The shares were offered and sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the investors was furnished with a confidential private offering term sheet which contained the same type of information as would be contained in a prospectus. Each investor delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates evidencing the shares. Each investor represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the sale of the shares. No underwriting discounts or commissions were paid in connection with the sales of the shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2004, shareholders owning 630,000 shares, or 57% of the total outstanding shares on such date, approved the following:
  * An amendment to our articles of incorporation to change the corporate name to "Trycera Financial, Inc.;"
  * An amendment to our articles of incorporation adopting a class of preferred shares and authorizing 20,000,000 shares of preferred stock, par value $.001 per share;
  * A reverse split of the outstanding shares of common stock at the rate of one for two (1:2); and
  * A 2004 Stock Option/Stock Issuance Plan in which 5,000,000 shares are authorized for issuance.

     The amendments to the articles of incorporation, the reverse stock split, and approval of the plan became effective on June 14, 2004.

ITEM 5.  OTHER INFORMATION

Amended Bylaws

     At its regular meeting held on July 28, 2004, the board authorized certain amendments to our bylaws. These amendments included the following items:
  * The number of shares constituting a quorum at meetings of the shareholders was reduced from a majority of the outstanding shares to one-third.
  * The chairman was granted authority to cast the deciding vote in the event of a tie vote at any meeting of the directors.
  * A hierarchy among persons holding the title of vice-president was created.
  * The offices of assistant secretary and assistant treasurer were designated.

     A copy of the amended bylaws it their entirety is attached hereto as Exhibit 3.2.

Shareholder Nominees

     At its regular meeting held on June 23, 2004, the board adopted the following policy by which shareholders may recommend nominees to our board of directors:

     The Company's policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting the Company's President in writing or by email.

Outside Director Compensation

     At its regular meeting held on June 23, 2004, the board adopted a policy for compensating outside directors. At the initial appointment of the director, the compensation committee will grant him five-year options to purchase 25,000 shares of our common stock. If the director is appointed to a committee, he will be granted options to purchase 10,000 shares, and if he is appointed as chair of a committee, he will be granted an additional 5,000 options. The exercise price of the options will be the fair market value of the common stock at the date of grant, and the options will vest one-quarter at the end of each three months from the date of grant. The options will be granted under our 2004 Stock Option/Stock Issuance Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          3.2   Bylaws, as amended July 28, 2004
          31.1  Rule 13a-14(a) Certification by Principal Executive Officer
          31.2  Rule 13a-14(a) Certification by Chief Financial Officer
          32.1  Section 1350 Certification of Principal Executive Officer
          32.2  Section 1350 Certification of Chief Financial Officer

     (b) Reports on Form 8-K: During the quarter ended June 30, 2004, the Company filed the following reports on Form 8-K:
       * On May 13, 2004, the Company filed a report dated May 7, 2004, announcing a change of control under Item 1 and the following items under Item 5: the change of the name of the company to Trycera Financial, Inc.; the borrowing of $200,000 from Trymetris Capital Fund I, LLC; the establishment of an advisory board; entering into a consulting agreement with Cygni Capital, LLC and Ecewa Capital, LLC.
       * On June 9, 2004, the Company filed a report dated May 26, 2004, under Item 5 announcing the formation of a compensation committee and an audit committee, employment agreements with Matthew S. Kerper and Bryan Kenyon, and the granting of options.
       * On June 15, 2004, the Company filed a report dated June 14, 2004, under Item 5 announcing the effectiveness of the shareholder approval to change the name of the Company; to approve the amendment to the articles of incorporation to provide for preferred shares; to reverse split the outstanding stock; and to approve the Company's Stock Option/Stock Issuance Plan.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Trycera Financial, Inc.

Date:  August 16, 2004             By:  /s/ Matthew S. Kerper
                                        Matthew S. Kerper, President
                                        (Principal Executive Officer)

Date:  August 16, 2004             By:  /s/ Bryan Kenyon
                                        Bryan Kenyon, Treasurer and
                                        Chief Financial Officer