Form 10QSB
period 2004-09-30
Trycera Financial, Inc.
filed 2004-11-15
CIK 1117045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 12, 2004, there were 5,887,500 shares of the Registrant's Common Stock outstanding.

                                Table of Contents
                                                                            Page

PART I                                                                         3

     ITEM 1.  FINANCIAL STATEMENTS                                             3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       14
     ITEM 3.  CONTROLS AND PROCEDURES                                         32

PART II                                                                       33

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                         33
     ITEM 6.  EXHIBITS                                                        34

SIGNATURES                                                                    35

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position from May 10, 2000, through September 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                      September     December
                                                      30, 2004      31, 2003
                                                     -----------   -----------
                                                     (Unaudited)

                                  Assets
Current Assets
  Cash                                               $   967,180   $      -
  Prepaid Expenses                                        14,759          -
  Interest Receivable                                       -              360
  Note Receivable - Related Party                           -            1,200
                                                      ----------    ----------
     Total Current Assets                                981,939         1,560

Property & Equipment, Net                                  4,838          -
                                                      ----------    ----------
Other Assets
  Deposits                                                 9,207          -
                                                      ----------    ----------
     Total Other Assets                                    9,207          -
                                                      ----------    ----------
     Total Assets                                    $   995,984   $     1,560
                                                      ==========    ==========


                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $       790   $    11,323
  Accrued Expenses                                         4,860          -
  Interest Payable                                         7,726         7,004
  Convertible Debenture                                  200,000          -
  Note Payable - Related Party                              -           23,906
                                                      ----------    ----------
     Total Current Liabilities                           213,376        42,233

Stockholders' Equity

  Preferred Stock, 20,000,000 Shares Authorized,
    $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
    $.001 Par Value; 5,481,234 and 1,100,000 Shares
    Issued and Outstanding, Respectively                   5,481         1,100
  Additional Paid In Capital                           1,222,532         9,900
  Deficit Accumulated in the Development Stage          (445,405)      (51,673)
                                                      ----------    ----------
     Total Stockholders' Equity                          782,608       (40,673)
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $   995,984   $     1,560
                                                      ==========    ==========

            See accompanying notes to the financial statements.

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                        For the
                                                                                        Period
                                                                                      May 10,2001
                            For the Three Months Ended   For the Nine Months Ended   (Inception) to
                             September     September      September     September      September
                             30, 2004      30, 2003       30, 2004      30, 2003       30, 2004
                            -----------   -----------    -----------   -----------    -----------
Revenues                    $     1,114   $      -       $    15,114   $      -       $    15,114
                             ----------    ----------     ----------    ----------     ----------
Cost of Sales                    37,998          -            37,998          -            37,998
                             ----------    ----------     ----------    ----------     ----------
     Gross Profit               (36,884)         -           (22,884)         -           (22,884)

Expenses
  Technology Costs               12,030          -            20,711          -            20,711
  Salaries and Wages             88,439          -           115,541          -           115,541
  Professional Fees              65,589          -           133,111          -           133,111
  General & Administrative       67,612         2,408         90,817         6,778        135,847
  Option Expense                  2,687          -             2,687          -             2,687
                             ----------    ----------     ----------    ----------     ----------
     Total Expenses             236,357         2,408        362,867         6,778        407,897

     Income (Loss)
     from Operations           (273,241)       (2,408)      (385,751)       (6,778)      (430,781)
                             ----------    ----------     ----------    ----------     ----------
Other Income (Expenses)
  Interest Income                 2,035            30          2,192            90          2,552
  Interest Expense               (4,340)         (593)        (7,726)       (1,787)       (14,730)
                             ----------    ----------     ----------    ----------     ----------
     Total Other Income
     (Expenses)                  (2,305)         (568)        (5,534)       (1,697)       (12,173)
                             ----------    ----------     ----------    ----------     ----------
     Income (Loss)
     Before Taxes              (275,546)       (2,976)      (391,285)       (8,457)      (442,959)

     Taxes                       (2,446)         -            (2,446)       (1,646)        (2,446)
                             ----------    ----------     ----------    ----------     ----------
     Net Income (Loss)      $  (277,992)  $    (2,976)   $  (393,731)  $   (10,121)   $  (445,405)
                             ==========    ==========     ==========    ==========     ==========

     Loss Per
     Common Share           $      (.06)  $      -       $      (.14)  $      (.01)   $      (.40)

     Weighted Average
     Outstanding Shares,
     Retroactively Restated   5,023,558     1,100,000      2,909,689     1,100,000      1,112,960

            See accompanying notes to the financial statements.

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                                    For the Period
                                                                                     May 10, 2000
                                                        For the Nine Months Ended   (Inception) to
                                                         September     September       September
                                                         30, 2004      30, 2003        30, 2004
                                                        -----------   -----------    -------------
Cash Flows from Operating Activities
  Net Income (Loss)                                     $  (393,731)  $   (10,121)   $  (445,405)
   Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations;
    Stock Issued for Services                                33,000          -            38,600
    Forgiveness of Related Party Interest                     7,705          -             7,705
    Change in Assets and Liabilities:
     (Increase) Decrease in Accounts/Interest Receivable        360           (90)          -
     (Increase) Decrease in Prepaid Expenses                (14,759)         -           (14,759)
     (Increase) Decrease in Deposits                         (9,207)         -            (9,207)
     Increase (Decrease) in Accounts Payable                (10,533)       10,211            790
     Increase (Decrease) in Interest Payable                  3,408          -            10,413
     Increase (Decrease) in Accrued Expenses                  4,860          -             4,860
                                                         ----------    ----------     ----------
      Net Cash Provided (Used) by Operating Activities     (378,897)         -          (407,003)
                                                         ----------    ----------     ----------
Cash Flows from Investing Activities
  Acquisition of Property & Equipment                        (4,838)         -            (4,838)
  Proceeds received from Notes Receivable                     1,200          -              -
                                                         ----------    ----------     ----------
      Net Cash Provided (Used) by Investing Activities       (3,638)         -            (4,838)
                                                         ----------    ----------     ----------
Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock                  1,173,621          -         1,179,021
  Proceeds from Convertible Debenture                       200,000          -           200,000
  Proceeds from Issuance of Related Party Note                 -             -            23,906
  Payments made on Related Party Notes                      (23,906)         -           (23,906)
                                                         ----------    ----------     ----------
      Net Cash Provided (Used) by Financing Activities    1,349,715          -         1,379,021
                                                         ----------    ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents        967,180          -           967,180

Cash and Cash Equivalents at Beginning of Period               -             -              -
                                                         ----------    ----------     ----------
Cash and Cash Equivalents at End of Period              $   967,180   $      -       $   967,180
                                                         ==========    ==========     ==========

Cash Paid for:
  Interest                                              $      -      $      -       $      -
                                                         ==========    ==========     ==========
  Income Taxes                                                 -             -              -
                                                         ==========    ==========     ==========

            See accompanying notes to the financial statements.

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

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

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

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

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

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

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

NOTE 3 - New Technical Pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable was unsecured, bore interest at the rate of 10% per annum and was due on demand. On May 19, 2004, the Company received a total of $1,539 in full satisfaction of the principal and interest of the related party note.

On May 10, 2004, the Company entered into a contract with Cygni Capital, LLC ("Cygni") to provide management and consultation services. The contract became effective May 15, 2004, and will continue for one year. The contract will automatically renew for an additional six (6) month term, unless otherwise notified. Cygni will provide ongoing consulting services for $10,000 per month throughout the contract term.

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes were unsecured, bore an interest rate of 10% per annum and were due and payable on demand. On May 19, 2004, the Company paid a total of $23,906 in satisfaction of all related party notes. Accrued interest of $7,705 was forgiven by the note holders. Accordingly, this amount has been charged against additional paid-in-capital.

                                                        September 30,  December 31,
The Company has the following note payable obligations:     2004          2003
                                                        ------------   -----------
                                                        (Unaudited)
Related party notes payable due on demand
  accrued interest at a rate of 10% per annum            $     -        $   23,906
                                                          ---------      ---------
          Totals                                         $     -        $   23,906
          Less Current Maturities                              -           (23,906)
                                                          ---------      ---------
          Total Long-Term Notes Payable                  $     -        $     -
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

During the quarter ended September 30, 2004, the Company issued
1,264,167 shares of common stock pursuant to the private offering. Accordingly, common stock and additional paid in capital have been charged $1,264 and $897,057, respectively.

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

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

NOTE 7 - STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan
Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent
(20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the nine month period ending September 30, 2004:
                                                        2004 Stock Plan
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2004                        -         -
       Options Granted                                2,215,000  $    .53
       Options Exercised                                   -         -
       Options Canceled                                    -         -
                                                      ---------   -------
          Options Outstanding at September 30, 2004   2,215,000  $    .53
                                                      =========   =======

          Options Exercisable at September 30, 2004     390,002  $    .24
                                                      =========   =======

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", $2,687 was recognized for the period ended September 30, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              September 30, 2004
                                              ------------------
     Five Year Risk Free Interest Rate              3.625
     Dividend Yield                                  0%
     Volatility                                     .001%
     Average Expected Term (Years to Exercise)       11

                               Weighted     Average       Weighted
                   Number of   Average     Remaining       Number     Average
     Range of       Options    Exercise   Contractual    of Options   Exercise
  Exercise Price    Granted     Price     Life (Years)     Vested      Price
  --------------   ---------   --------   ------------   ----------   --------
    $.001-$.85     2,215,000    $ .53         4.6         390,002      $ .24

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

NOTE 8 - CONVERTIBLE DEBENTURE

On May 12, 2004, the Company issued a convertible debenture note to a corporation that is a shareholder of the Company. The note is unsecured, bears an interest rate of 10% per annum and is due and payable on November 12, 2004. At September 30, 2004, the accrued interest associated with the note is $7,726.

                                                                 September 30,  December 31,
The Company has the following convertible debenture obligations:     2004           2003
                                                                 ------------   ------------
                                                                 (Unaudited)
Related party convertible debentures due November 12, 2004
     accruing interest at a rate of 10% per annum                 $  200,000     $     -
                                                                   ---------      ---------
          Totals                                                  $  200,000     $     -
          Less Current Maturities                                   (200,000)          -
                                                                   ---------      ---------
          Total Long-Term Notes Payable                           $     -        $     -
                                                                   =========      =========

NOTE 9 - SUBSEQUENT EVENTS

On November 2, 2004, the Company entered into an Asset Purchase Agreement with Signature Credit Corporation ("SCC"), a California corporation. The Agreement states that the Company will acquire all of the fixed assets, rights under leases of equipment and all rights related to the business of SCC for $100,000 in cash and 150,000 shares of the Company's common stock. The terms of the Agreement state that the Company will pay SCC $85,000 in cash and Sunbelt Business
Brokers $5,000 in cash and issue 33,750 shares of common stock to SCC and 3,750 shares of common stock to Victor Lee upon execution of the agreement, issue an additional 75,000 shares of common stock to SCC six months after execution of the agreement and an additional 37,500 shares of common stock to SCC one year after the execution of the agreement. On the sixty-first day after the agreement, the Company will pay SCC $10,000 less any lagging pre-close expenses paid by the Company plus 95% of all cash receipts received by that date from SCC mailings during the thirty days prior to the purchase agreement.

The Company's private offering of up to 2,000,000 shares common stock at $0.75 per share closed subsequent to the quarter ended September 30, 2004. The Company sold all of the shares offered and raised total gross proceeds of $1,500,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Trycera Financial is a development stage company. Prior to May 2004, we had no operating history. In May 2004 we retained the services of new management and commenced our financial services and stored value products business. Our operations are in the startup phase of development.

     Based in Newport Beach, California, our charter is (1) to develop and market a turnkey suite of financial products with a stored value emphasis, and (2) to acquire and grow micro cap companies in the stored value and financial services sectors. Subsequent to the quarter ended September 30, 2004, we closed our initial round of funding and intend to apply for quotation on the OTC Bulletin Board during the fourth quarter of 2004.
We sold a total of 2,000,000 common shares and raised gross proceeds totaling $1,500,000. We have agreed to register the resale of the shares sold in our initial round of funding, as well as certain shares held by existing shareholders.

     We are in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities. These stored value products and services include:
  *  Association-branded (MasterCard, Visa) prepaid debit cards;
  *  Co-branded prepaid debit products;
  *  Private label credit products;
  *  Online payment solutions;
  *  Financial management tools and support; and
  *  Credit improvement programs and strategies.

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

     We are currently in development of several MasterCard branded stored value cards. We have selected and contracted with the key business partners to bring the branded stored value products into the marketplace. We selected a platform processor which is the organization required to authorize and settle the transactions. As a result of selecting the business partners, we can actively pursue a variety of stored value product distribution strategies including retail sales and bundled product offerings.

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

     Catalog Shopping Cards. A second aspect of our business model is the catalog shopping card marketed through direct mail and online advertising. We began generating revenue from this channel in the quarter ended September 30, 2004 and are actively involved in the further development of this product and business segment. Unlike a Visa or MasterCard credit card, the catalog shopping card is a private purchasing card that is issued to a consumer and allows them to buy products from a specific catalog at agreed upon terms.

     Under the current catalog shopping card operations, the target market is consumers with below average credit ratings. Upon acceptance of a card offer from Trycera, the consumer pays a membership acceptance fee and receives a private name brand catalog shopping card along with the catalog or catalogs and/or website from which an individual can purchase products. In most cases, the consumer is required to provide a down payment of between 20% and 50% of the purchase price, with the balance due in installments at an agreed upon interest rate. Upon receipt of the down payment, we authorize the merchandise to be shipped to the consumer. On a monthly basis, we send a bill to the consumer for that month's portion of the balance that is due. This process is very similar to purchasing merchandise through any store catalog, with the primary difference being that a down payment is required prior to shipment of the merchandise, and the catalog through which the consumer can shop is provided by us. We would actively manage the direct mail and customer solicitation process, including fulfillment, printing, and payment processing. To service these consumers on an ongoing basis, we plan to partner with third party catalog companies who could provide the catalog and drop ship the merchandise to the consumer.

     Customized Stored Value Program Management. The third component of our business model includes the management of customized stored value programs on behalf of other companies. This business involves the same stored value MasterCard products as previously described, with the primary difference being that we would act as an OEM supplier while the corporate client who contracts with us would be responsible for sales, marketing, distribution, and payment for all products and services.
Within this model, we intend to utilize the industry expertise of our management coupled with the processor, banking and MasterCard relationships that we have developed to facilitate the sale of a co-branded product in conjunction with the client. This business model is similar to American Airlines and the AAdvantage MasterCard issued by Citibank. In that case, Citibank is responsible for issuing the cards and supporting the end user of the card, but American Airlines is responsible for customer acquisition, distribution, and in some cases, product development costs. In this model, we hope to generate revenue from consulting fees charged to the client and card usage fees incurred by the cardholder for use of the card. We are not currently managing any stored value programs, but we are in advanced stage discussions with perspective clients who are considering using us as the stored value program manager.

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

     Regulatory Environment

     As the stored value industry continues to grow, we can expect regulatory oversight to expand accordingly. Currently, various states are investigating the feasibility of clarifying existing regulations for stored value products. Although there may be additional regulations at both the state and federal level, outlined below are the key risks associated with the stored value industry:

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

     Intellectual Property

     We are committed to protecting our interests through the application of appropriate trademarks, patents or rights. Though we currently do not have any of the aforementioned protections, we are seeking such protections with regard to newly developed products in our consumer-based stored value and catalog shopping card business segments. As we further develop products, processes or methods, we will continue to actively pursue the necessary protections.

Strategic Acquisitions

     Management is seeking potential acquisition candidates. We have recently closed an asset purchase agreement with a direct mail organization and continue to court potential acquisition targets based on the criteria outlined below. In addition to the current asset purchase, we currently have no other binding agreements.

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

     Selection Process for Acquisitions

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities. There can be no assurance that we will be able to identify and acquire any additional business opportunity based on management's business judgment.

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

Recent Developments

     During the quarter ended September 30, 2004, we solidified business relationships with our key stored value platform business partners. These relationships play an integral part in executing operations with regard to our core business model. Through the recent execution of service agreements and long-term contracts with these key partners, we may now prepare to launch our suite of products in support of the core model, including: consumer based stored value products, catalog shopping cards and customized stored value program management. These new stored value alliances include a provider of stored value processing platforms, a large banking institution who is a leading provider of banking and program management in the stored value space, and MasterCard, the currently selected Association-branded partner for the Trycera Financial product offerings.

     In addition to executing these service agreements and contracts, the quarter ended September 30, 2004, welcomed the launch of our catalog shopping card business segment. Under the brand name Tru Platinum Card, we launched a catalog shopping card that is marketed through direct mail and online advertising. Unlike an association branded Visa or MasterCard credit card, our Tru Platinum Card is a private purchasing card that is issued to the consumer and allows them to buy products from specific catalogs at agreed upon terms. The Tru Platinum Card is marketed to consumers with below average credit ratings. Upon acceptance of a card offer from Tru Platinum Card, the consumer pays an acceptance fee and receives the catalog shopping card along with the catalog or catalogs and/or website from which the cardholder may purchase products. Tru Platinum Card actively manages the direct mail and customer solicitation process, including fulfillment, printing, and payment processing. To service these consumers on an ongoing basis, we have partnered with third party catalog companies who provide a broad array of products and services that can be purchased by the catalog cardholder and drop shipped to their selected destination.

     Our revenues for the third quarter were primarily a result of the initial and successful launch of Tru Platinum Card. Through the launch of this business segment and product offering, we anticipate and have already started work on significant additional revenues from this product channel for subsequent quarters.

     Beyond the catalog shopping card business, we have been in discussions to provide consulting services with a large telecommunications company. Traditionally, there has been a migration of telecommunications organizations moving into the stored value area and with limited market intelligence, they seek industry expertise. With our key management team and through discussions and meetings, we have been able to provide them with a compelling foundation to compensate us for our knowledge within the stored value space. Our organization has a long-term view to expanding that consulting relationship to help meet their major corporate initiative to move forward in the stored value space. If successful, we could expand our services to include building a stored value implementation team on their behalf. Our time horizon in consummating this deal is currently one month.

     We continue to develop other relationships with national, regional and local stored value card marketers. We have been discussing several venture partnerships and alliance opportunities, including long term contracts that may require us to provide significant capital and human resources. Each relationship is being closely evaluated for strategic fit and seamless integration within our core business model. Besides these nationwide prospects and customers, we are also actively pursuing several program management opportunities. At present we are in discussions with other card marketing companies who have expressed an interest in partnering with us to develop, launch and manage their retail-based stored value product offerings. As we continue to develop and deploy unique stored value programs, we stand to develop recurrent revenue opportunities that would allow us to establish longer term and more predictable revenue streams.

     In other developments, we have agreed to cash compensation for office space for the Chairman of the Board of Directors. The current expense amount represents $650.00 per month expense for space in close proximity to our headquarters location.

Employees

     We currently employ four full time individuals. As we continue to develop our products and services, our headcount will expand accordingly. It is anticipated that in the coming months we will add an additional four to five employees.

Facilities

     We sublease approximately 1,478 square feet of office space in Newport Beach, California, for $3,695 per month. The sublease expires on September 8, 2007.

Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

     Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended September 30, 2004.

     Results of Operations

     During the second quarter ending September 30, 2004, we generated revenues of $1,114 and incurred operating expenses of $279,106. For the nine months ended September 30, 2004, we generated revenues of $15,114 and incurred operating expenses of $408,845. Since operations commenced in May 2004, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2004, but anticipates that they will increase progressively based upon the expansion of operations during the third quarter of 2004.

     Liquidity and Capital Resources

     A primary source of operating capital for the quarter ended September 30, 2004, was from the sale of stock. On June 7, 2004, we commenced an offering of up to 2,000,000 shares of our common stock at $.75 per share to investors for maximum gross proceeds of $1,500,000. At September 30, 2004, we had sold 1,628,145 shares in this offering and collected gross proceeds of $1,221,109. This offering is now closed. The shares offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

     As of September 30, 2004, cash totaled $967,180 as compared with $356,684 of cash at June 30, 2004, resulting in an increase of $610,496 in cash and cash equivalents for the quarter ended September 30, 2004. The increase in cash and cash equivalents consists of $610,496 provided by the $200,000 loan in exchange for a six-month convertible debenture with the balance of the increase attributed to proceeds of the private common stock offering, with cash used in operations of $311,584. There were no comparable operations or financing activities for the same period last year.

     Working capital was $768,563 at September 30, 2004, as compared with working capital of $362,277 at June 30, 2004. This increase in working capital was a result of the contribution of funds provided by both the new debt and private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering continued into the fourth quarter 2004 to support the startup phase. Management believes that with funds from the offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least 2005. Our monthly cash requirements have increased to $74,924 per month as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise to approximately $82,000. Without generating any additional revenues, we estimate that cash from our private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2005. Any additional funds from operations would likely extend this estimated period. With the closing of our stock offering, we would not anticipate the need for additional funding from investors.

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

     Off-Balance Sheet Arrangements

     During the quarter ended September 30, 2004, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

     The following events occurred subsequent to the quarter ended September 30, 2004:

     Asset Purchase Agreement

     We have closed an asset purchase agreement with Signature
Credit Corporation effective November 2, 2004. Trycera Financial will deploy the assets purchased to complement the recently launched in-house catalog shopping card program marketed under the Tru Platinum Card brand. In addition, Trycera will continue to market Signature Credit Corporation's catalog card marketed under the Classic Advantage Card brand. The Signature Credit assets will also allow us to integrate proprietary technology and management solutions serving as the basis for management of both the Tru Platinum and Classic Advantage catalog shopping card programs. On November 12, 2004, we filed with the SEC a current report on Form 8-K describing the acquisition of the assets of Signature Credit Corporation and included financial statements of Signature Credit.

     Consulting Agreement

     We have entered into a consulting agreement with a key telecommunications customer effective October 22, 2004. The scope of the engagement is one month for the initial phase and may expand according to mutually agreed upon terms.

     Employees

     We added a key employee on October 20, 2004. The position, Director of Programs and Compliance, is responsible for the ongoing management of relationships with regard to all Trycera Financial banking and regulatory environments.

     As a result of the asset purchase agreement with Signature Credit Corporation, we added two customer service employees to maintain the current service levels for all Signature Credit customers.

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

  * The Acquisition of Existing Businesses could result in the Dilution of the Percentage Ownership of Existing Shareholders. As part of our business plan, we intend to seek and acquire related businesses or operations using shares of our common stock. For example, on November 2, 2004, we acquired certain assets of Signature Credit Corporation and agreed to issue a total of 150,000 shares in connection with the acquisition. The issuance of these shares and shares in future acquisitions could materially reduce the percentage ownership interest in the company of existing shareholders. There is no assurance that any acquired businesses or operations would be successful or that if unsuccessful, such acquisitions could be rescinded and the issued shares returned to us.

  * We have had a Number of Related Party Transactions. As a start-up venture, we have engaged in a significant number of transactions with related parties that may not be deemed to have been at arm's length, including the following:
       - On May 12, 2004, we borrowed $200,000 from Trymetris Capital Fund I, LLC pursuant to the terms of a six-month 10% convertible debenture which we issued for the loan. The debenture is convertible at $0.75 per share. We also issued 100,000 shares of common stock as additional consideration for the loan and granted demand registration rights for the shares. The Fund is managed by Trymetris Capital Management, LLC. Alan S. Knitowski, our Chairman, is one of two managing members of this entity and holds an ownership interest in the Fund. Jason Daggett, a member of our advisory committee, is the other managing member of this entity. Eric Chess Bronk, the former sole officer and director of our company, is a non-managing member of this entity.
       - On May 12, 2004, we entered into a renewable one-year consulting agreement with Cygni Capital LLC and Ecewa Capital LLC in which we agreed to pay $10,000 every thirty days for the services and, during the initial term, a finder's fee equal to 8% of any transaction plus five-year warrants to purchase shares equal to

          8% of the securities subject to the transaction. On May 18, 2004, we repaid $8,731 of loans made to us by Cygni Capital. On May 24, 2004, Cygni Capital leased approximately 1,478 square feet of office space and sublet the space to us for $3,695 per month. In addition, Mr. Bronk personally guaranteed the lease, for which we granted him five-year options to purchase 50,000 shares. These options are exercisable at $0.25 for the first 12,500, $0.45 for the next 12,500, $0.65 for the next 12,500, and
          $0.85 for the next 12,500. On May 27, 2004, we granted to Cygni Capital options to purchase 125,000 shares for prior consulting services. These options are exercisable at $0.25 for the first 31,250, $0.45 for the next 31,250, $0.65 for the next 31,250, and
          $0.85 for the next 31,250. Mr. Bronk is the president of Cygni Capital. Mr. Knitowski is the owner and manager of Ecewa Capital.
       - On May 18, 2004, we repaid $19,295 of loans made to us by Rigel Funds Management, Ltd., of which Mr. Bronk is a director.
     These transactions may not be on terms as beneficial as could be obtained from unrelated parties. In addition, the related parties may have interests that differ from those of other investors.

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

  * All of Our Outstanding Shares are Classified as Restricted Securities or May Require Registration for Resale. In connection with the organization of our company we issued 550,000 shares without registration and at a time when our company would have been designated as a blank-check company. In May 2004 we issued an additional 3,300,000 shares to management, consultants, and others. In November 2004 we completed our unregistered private offering in which we sold 2,000,000 shares. Management believes that the holders of the 550,000 shares issued in the organization of our company would not qualify to rely on Section 4(1) of the Securities Act or Rule 144 promulgated by the SEC under the Act. Therefore, these shares may only be sold through a registration statement filed by us registering the resale of these shares. In addition, management believes that the balance of the outstanding shares would not qualify for resale under Rule 144 until at least May 2005. Thus, it is unlikely that a market for our stock could be established until at least May 2005, or until we file a registration statement to register the resale of our outstanding shares. Management has agreed to file a registration statement to register all of the outstanding shares, but there is no assurance how long the registration process would take, or if the registration statement would be declared effective for use by these persons.

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

                                     PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended June 30, 2004, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

  * On July 26, 2004, we granted a total of 50,000 options to our new channel manager, Alex McClure. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $.75 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or
     Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. McClure acknowledged he had access to the books and records, including filings made by us with the SEC. Mr. McClure delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option.
     He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

  * On September 14, 2004, we granted a total of 50,000 options to our new director, Randy Cherkas. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $.75 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or
     Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.
     Mr. Cherkas represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. Mr. Cherkas delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

  * On June 7, 2004, we commenced a non-public offering of up to 2,000,000 shares of our common stock at $0.75 per share for maximum gross proceeds of $1,500,000. As reported in our current report on Form 8-K filed with the SEC on November 8, 2004, we had sold
     1,832,168 shares through the date of that filing. Since that date we have sold the final 167,832 shares to five accredited investors and two non-accredited investors. The offering is now closed after being completely sold. The shares were offered and sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the investors was furnished with a confidential private offering term sheet which contained the same type of information as would be contained in a prospectus. Each investor delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates evidencing the shares. Each investor represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the sale of the shares. No underwriting discounts or commissions were paid in connection with the sales of the shares.

ITEM 6.  EXHIBITS

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

                                        Trycera Financial, Inc.

Date:  November 15, 2004                By:  /s/ Matthew S. Kerper
                                             Matthew S. Kerper, President
                                             (Principal Executive Officer)

Date:  November 15, 2004                By:  /s/ Bryan Kenyon
                                             Bryan Kenyon, Treasurer and
                                             Chief Financial Officer