Form 10KSB/A
period 2003-12-31
Trycera Financial, Inc.
filed 2005-02-25
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Form 10-KSB/A-1

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

Documents Incorporated by Reference:  None

                             EXPLANATORY NOTE

     This filing amends Item 6, Management's Discussion and Analysis or Plan of Operation, and Item 7, Financial Statements. Item 13,
Exhibits, is also amended. Except for these amendments, no changes have been made to the report.

                                  PART II

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

     Management believes there is substantial doubt whether we can continue as an on-going business for the next twelve months unless we obtain capital to pay our bills. While operating under the premise of a shell corporation, we have no cash on hand to support the expenses required for reporting purposes at this time. The Company has experienced operating loses and working capital deficiencies since inception. At December 31, 2003, the Company had a cumulative net loss of ($51,673) and a working capital deficiency of $40,733. These continuing operating losses and working capital deficiencies have raised substantial doubt about our ability to continue as a going concern. Accordingly, in order to stay in business we must raise cash either from the sale of services furnished by us or from sources other than sales of any such services. Our only other source for cash at this time is loans to our company. If these funds are not sufficient to support our operations during the next twelve months then it may not be possible to sustain the operation.

     In the short-term, however, management anticipates that any needed operating funds for the legal and accounting expenses incurred by the Company to meet its reporting requirements will be loaned to the Company on terms negotiated through the management team. There are no agreements with any loan agencies or individuals, and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

Item 7.  Financial Statements

     The financial statements of the Company required by this item are set forth immediately following the signature page of this amended annual report.

                                 PART III

Item 13.  Exhibits

     (a)(1)    Financial Statements.  The following financial
statements are included in this amended report:
                                                                     Page
          Report of Auditor                                           F-1
          Balance Sheet as of December 31, 2003                       F-2
          Statement of Operations for the years ended December 31,
           2003 and 2002, and for the period May 10, 2000 (inception)
           to December 31, 2003                                       F-3
          Statement of Stockholders' Equity for the Period May 10,
           2000 (inception) to December 31, 2003                      F-4
          Statement of Cash Flows for the years ended December 31,
           2003 and 2002, and for the period May 10, 2000 (inception)
           to December 31, 2003                                       F-5
          Notes to Financial Statements                               F-6

     (a)(2) Exhibits. The following exhibits are included as part of this amended report:

     Exhibit
     No.       Description of Exhibit                                 Location
     3.1       Articles of Incorporation, as amended June 14, 2004        (6)
     3.2       Current Bylaws                                             (7)
     4.1       Form of Common Stock Certificate                           (1)
     4.2       2004 Stock Option/Stock Issuance Plan *                    (4)
     4.3       Stock Acquisition Agreement dated November 2, 2004,        (9)
               With Dave Margolin, as amended
     4.4       Stock Acquisition Agreement dated November 2, 2004,        (9)
               with Victor Lee
     10.1      Replacement Promissory Note dated May 18, 2002             (3)
     10.2      Promissory Note dated November 2, 2001                     (2)
     10.3      Promissory Note dated June 14, 2002                        (3)
     10.4      Promissory Note dated December 31, 2002                    (3)
     10.5      Debenture for $200,000 with Trymetris Capital Fund I, LLC  (4)
     10.6      Consulting Agreement dated May 10, 2004, with Cygni        (4)
               Capital LLC and Ecewa Capital, LLC
     10.7      Employment Agreement with Matthew S. Kerper *              (5)
     10.8      Employment Agreement with Bryan Kenyon  *                  (5)
     10.9      Asset Purchase Agreement dated November 2, 2004,           (9)
               With Signature Credit Corporation
     10.10     Consulting Agreement dated November 2, 2004, with          (9)
               Dave Margolin
     10.11     Signet Software Agreement dated November 2, 2004,          (9)
               With Dave Margolin and Daryl Rice
     14.1      Code of Ethics                                             (8)
     23.1      Consent of Chisholm, Bierwolf & Nilson LLC             Attached
     31.1      Rule 13a-14(a) Certification by Principal              Attached
               Executive Officer
     31.2      Rule 13a-14(a) Certification by Principal              Attached
               Financial Officer

          (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000, File No.0-30872.
          (2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 0-30872.
          (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 0-30872.
          (4) Incorporated by reference from the Company's periodic report on Form 8-K dated May 7, 2004, filed with the Securities and Exchange Commission on May 13, 2004, File No. 0-30872.

          (5) Incorporated by reference from the Company's periodic report on Form 8-K dated May 26, 2004, filed with the Securities and Exchange Commission on June 9, 2004, File No. 0-30872.
          (6) Incorporated by reference from the Company's periodic report on Form 8-K dated June 14, 2004, filed with the Securities and Exchange Commission on June 15, 2004, File No. 0-30872.
          (7) Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 0-30872.
          (8) Incorporated by reference from the Company's periodic report on Form 8-K dated August 25, 2004, filed with the Securities and Exchange Commission on August 26, 2004, File No. 0-30872.
          (9) Incorporated by reference from the Company's periodic report on Form 8-K dated November 2, 2004, filed with the Securities and Exchange Commission on November 8, 2004, File No. 0-30872.

       * Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Trycera Financial, Inc.

Date:  February 25, 2005      By: /s/ Matthew S. Kerper
                                   Matthew S. Kerper, President
                                   (Principal  Executive Officer)


Date:  February 25, 2005      By: /s/ Bryan W. Kenyon
                                   Bryan W. Kenyon, CFO (Principal
                                   Financial Officer)

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
                               ==========    ==========    ==========    ==========

            See accompanying notes to the financial statements.
                                    F-4

                       Whitelight Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                               From
                                                                            (Inception)
                                                                                to
                                                 December      December      December
                                                 31, 2003      31, 2002      31, 2003
                                                ----------    ----------    -----------
Cash Flows from Operating Activities
Net Loss                                        $  (12,872)   $   (9,070)   $   (51,673)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    (Increase) Decrease in Interest Receivable        (120)         (120)          (360)
    Stock Issued for Services                         -             -              -
    Expenses Paid by Stock Issuance                   -             -             5,600
    Increase (Decrease) in Interest Payable          2,390         1,888          7,004
     Increase (Decrease) in Accounts Payable        10,602           471         11,323
                                                 ---------     ---------     ----------
      Net Cash Provided by
      Operating Activities                            -           (6,831)       (28,106)

Cash Flows from Investing Activities
  Proceeds from Related Party Note                    -             -            (1,200)
                                                 ---------     ---------     ----------
      Net Cash Provided by
      Investing Activities                            -             -            (1,200)

Cash Flows from Financing Activities

  Proceeds from Issuance of Notes                     -            6,456         23,906
  Issuance of Common Stock for Cash	              -             -             5,400
                                                 ---------     ---------     ----------
      Net Cash Provided by
      Financing Activities                            -            6,456         29,306
                                                 ---------     ---------     ----------
      Change in Cash                                  -             (375)          -

      Cash, Beginning of Period                       -              375           -
                                                 ---------     ---------     ----------
      Cash, End of Period                       $     -       $     -       $      -

Supplemental Cash Flow Information

  Interest                                      $     -       $     -       $      -
  Taxes                                               -             -              -

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
                                            =======

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2003, management believed there was substantial doubt whether the Company could continue as an on-going business for the next twelve months unless it obtained capital to pay its bills. The Company had no cash on hand to support the expenses required for complying with the periodic reporting requirements under the Exchange Act at that time. The resulting net capital deficiency raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, in order to stay in business the Company would have had to raise cash either from the sale of services furnished by it or from sources other than sales of any such services. The Company's only other source for cash at that time was loans to the Company. If these funds had not been sufficient to support the Company's operations during 2004, then it may not have been possible to sustain the operation.