Form 10QSB/A
period 2004-09-30
Trycera Financial, Inc.
filed 2005-02-25
CIK 1117045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB/A-1

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

                                Table of Contents
                                                                            Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  . .  16

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

     ITEM 6.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36


                                EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A-1 is being filed to revise the financial statements and amend the section on Management's Discussion and Analysis or Plan of Operation. Pursuant to Rule 12b-15 under the
Securities Exchange Act of 1934, as amended, only Items 1 and 2 of Part I and Exhibits 31.1 and 31.2 are included in this amendment.

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

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                      September     December
                                                      30, 2004      31, 2003
                                                     -----------   -----------
                                                     (Unaudited)

                                  Assets
Current Assets
  Cash                                               $   967,180   $      -
  Prepaid Expenses                                        14,759          -
  Interest Receivable                                       -              360
  Note Receivable - Related Party                           -            1,200
                                                      ----------    ----------
     Total Current Assets                                981,939         1,560

Property & Equipment, Net                                  4,838          -
                                                      ----------    ----------
Other Assets
  Deposits                                                 9,207          -
                                                      ----------    ----------
     Total Other Assets                                    9,207          -
                                                      ----------    ----------
     Total Assets                                    $   995,984   $     1,560
                                                      ==========    ==========


                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $       790   $    11,323
  Accrued Expenses                                         4,860          -
  Interest Payable                                         7,726         7,004
  Convertible Debenture                                  200,000          -
  Note Payable - Related Party                              -           23,906
                                                      ----------    ----------
     Total Current Liabilities                           213,376        42,233

Stockholders' Equity

  Preferred Stock, 20,000,000 Shares Authorized,
    $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
    $.001 Par Value; 5,481,234 and 550,000 Shares
    Issued and Outstanding, Respectively                   5,481           550
  Additional Paid In Capital                           1,222,532        10,450
  Deficit Accumulated in the Development Stage          (445,405)      (51,673)
                                                      ----------    ----------
     Total Stockholders' Equity                          782,608       (40,673)
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $   995,984   $     1,560
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

     Within the Company's business, there are two key events that allow it to recognize revenue. The first event is when a consumer purchases a catalog shopping card, and the second event is when a consumer purchases a prepaid or stored value product. With regard to the Company's catalog shopping business, it fulfills the first aspect of SAB 104 when a customer signs and returns one of the Company's membership offerings with the appropriate payment for membership. The second aspect of the SAB 104 is met when the Company delivers the catalog shopping card to the consumer. This takes place when the Company fulfills the membership agreement by sending the customer an enrollment package containing the catalog shopping card and a select number of product catalogs for future order placement. The third and fourth criteria are satisfied because the membership price is fixed and known to the customer and payment for membership is collected in advance of issuing the membership package. An alternative justification for criteria four exists by virtue of the fact that the Company's fulfillment begins only after funds are verified by its bank, thus collectibility is reasonably assured. In the case of

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     purchases, sales are booked for the entire amount and the offset is to the accounts receivable, where the Company takes a reserve for bad debt.

     The merchandise portion of the Company's catalog business represents a portion of the sales that are booked for the catalog shopping line.
     In terms of the Signature line, the membership income is based off a yearly membership fee and accordingly the Company books the entire amount of sales into a deferred revenue account and on a monthly basis the Company recognizes one month of revenue for each of twelve months until the entire membership is realized and satisfied.

     With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time. When products are sold, they will be recognized immediately as the card is prepaid and funds are assured to have been collected.

     The consulting revenue the Company received was billed after satisfying the customers' requirement, and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

C.   Cash Equivalents
     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Net Earnings (Loss) Per Share
     Primary Earnings Per: Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. The Company operates under a simple capital structure. Fully Diluted Earnings Per Share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

                                             For the Nine Months Ended 09-30-04
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)   Amount
                                          -----------   -------------  ---------
     Income before extraordinary item
      and accounting change                ($393,731)
     Less: Preferred stock dividends              (0)
                                           ---------
     Basic EPS
      Income available to common
      stockholders                         ($393,731)     2,909,689     ($0.14)
                                           =========      =========     ======

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
                                                          =========      =========

On May 19, 2004, the Company paid a total of $23,906 in satisfaction of all related party notes. Accrued interest of $7,705 was forgiven by the note holders. Accordingly, this amount has been charged against additional paid-in-capital

In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. SFAS 140 modifies the criteria for determining whether the transferor has relinquished control of assets and, therefore, whether the transfer may be accounted for as a sale. The provisions of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Company cites paragraph 16 of SFAS 140 "Extinguishment of Liabilities." The adoption of SFAS No. 140 will not have an impact on the Company's financial statements.

NOTE 6 - STOCKHOLDERS' EQUITY

On May 4, 2004, the board of directors approved a reverse stock split at the rate of one share for each two (1:2) shares outstanding held by shareholder at the effective time of the reverse split. The Company did not issue any fractional shares due to reverse split. The effect of the reverse split was retroactively applied to all prior issuances.
The effect of the reverse split was the resulted in the 2:1 division of shares in which the remainder was subsequently booked into additional paid in capital

During the quarter ended September 30, 2004, the Company issued
1,264,167 shares of common stock pursuant to the private offering. Accordingly, common stock and additional paid in capital have been charged $1,264 and $897,057, respectively.

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
                                                      =========   =======

                          Trycera Financial, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2004

NOTE 7 - STOCK OPTION PLAN (continued)

The Company has elected to use Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In accordance with
SFAS No. 123, $2,687 was recognized for the period ended September 30, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              September 30, 2004
                                              ------------------
     Five Year Risk Free Interest Rate              3.625
     Dividend Yield                                  0%
     Volatility                                     .001%
     Average Expected Term (Years to Exercise)       11

For our assumptions within the Black-Scholes model, we obtained the interest rate for the calculation from the five-year Treasury Bill found at Bloomberg.com. We do not issue dividends so this had no practical use in our calculation. With no trading history due to limited marketability of our shares, we did not assume volatility in our calculations and we used the Average Expected Term (Years to Exercise) as 1.

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

The estimated fair value of the common stock was determined using the Company's net assets per common share: ($995,984/5,481,234) to equal a fair market value of $.18 per share. The grant date of May 26, 2004, confirmed a prior agreement earlier in May 2004 to grant these options to the individuals. This grant preceeded the determination of the offering price or any sales under the Company's first offering at $.75 per share. Management believed that the amount of the option price was appropriate at the time, since it did not have enough information to determine how the initial price of $.75 would be received. The Company's private placement offering did not commence until third quarter of 2004. Management believes the option price was fair based upon the fair value of the common stock at the time of the grant.

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


NOTE 8 - CONVERTIBLE DEBENTURE (continued)

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

     Currently, we have not produced material amounts of revenue to develeop a trend or trends. As such we believe at this time, it is inappropriate and uncertain to discuss the possible impact of any short-term or long-term operational revenue trends. Alternatively, we can discuss that absent revenue due to the new nature of our growth and development, we have certain financial commitments in the form of a property sublease. It is agreed that the minimal obligation will not materially change our financial position or have an adverse impact on our credit rating, earnings or cash flow.

     Aside of a long-term inability to produce revenue and offset ongoing costs including payroll, banking, marketing and advertising expenses, the loss of our membership service provider (MSP) status with MasterCard could impair our ability to continue to engage in business and stored value transactions that are an integral component of our current operations. Such a loss of the membership service could render our card commercially impractical, as cardholders would be unable to utilize the products for basic commerce and purchase transactions. In order to safeguard the MasterCard relationship, we partner with MasterCard to conduct quarterly reviews of the MasterCard authorized procedures that verify our compliance with the bylaws and guidelines as established to participate as a membership service provider (MSP).

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

Stored Value and Financial Products and Services

     Overview

Trycera Financial is engaged in, or is in the process of developing, in two areas of focus, the first of which is to develop and implement programs either internally or for outside customers to market, service, and support stored value MasterCard and Visa branded debit and ATM cards. Our second core function is to develop and implement programs to market and service catalog shopping cards for our customers.

     Consumer Based Stored Value Products.

     A stored value card, also commonly referred to as a prepaid card, is typically a credit card-sized piece of plastic encoded with certain consumer information and pre-loaded with a particular monetary value. Unlike credit cards, which draw their value from a line of credit, or debit cards, which draw their value from a checking account, the value on a prepaid card typically comes from money given to the company who markets and/or issues the card prior to its use. Prepaid cards take many forms, including gift cards that can be used at a specific merchant or mall, travel cards that can be used in the same way as travelers' checks, payroll cards that can be used to access one's wages, and "teen cards" that are marketed to those under 18 years to access funds their parents load onto the card. We intend to concentrate our efforts on developing customized programs and brands for clients who want to distribute prepaid cards through direct, non-retail channels or developing our own prepaid card programs which can likewise be marketed through direct, non-retail channels such as direct mail advertising or online advertising. We have developed and are marketing one prepaid card with our own branding and intend to launce a second card with our own brand during first quarter 2005.
Although we have marketed our services to outside customers, we have not yet engaged any outside customers.

     Our services consist of the development of stored value products and include brand creation, consumer fees structuring, securing bank approvals, marketing materials production, and web site creation. Some of these services are performed by us in-house and some are outsourced to others.
We will not provide card processing services which generally consist of set-up and maintenance of the card and cardholder funds, transaction authorization, processing, clearing and settlement of transactions, cardholder dispute resolution, regulatory compliance, security and fraud control, and activity reporting. These services will be performed for us by contract with a processing company. The prepaid cards will be issued by a financial institution authorized to issue Visa or MasterCards.

     Our first prepaid card product, the Trycera Financial MasterCard, was launched in February 2005, and is being marketed by us through online channels. This card was developed internally by us and not for an outside customer. Our second card, which we intend to launch during first quarter 2005, is the Mi Dinero Y Mis Suenos prepaid MasterCard, which will be a stored valued MasterCard that will be marketed to the Hispanic community online, through retail, and through consumer direct advertising. The Mi Dinero product card website has been built, marketing materials, such as posters, sticker and tri-fold handouts are in production, and the actual cards will be ready for sale before the end of the first quarter.

     We are also marketing our services to prospective customers which are located through leads generated from trade shows and conferences or from personal contacts of management, or through contacts made by management to selected companies. However, we have not entered into any arrangements or agreements with these potential customers for our services.

     We have entered into an exclusive, renewable service agreement with Galileo Processing, Inc. in which they have agreed to process all of our authorization and settlement transactions for our prepaid cards and to handle payments and adjustments to the cards.
They will also maintain cardholder information, provide customer service, implement fraud control processes and procedures, and provide related services in connection with the prepaid cards. We are obligated to pay a minimum monthly fee for these services which is credited against the fees payable to them by us for each processing transaction. During the term of the agreement, Galileo is required to maintain in effect errors and omissions insurance in the aggregate amount of $2,000,000. The agreement may be terminated by either party if the other party becomes insolvent, if any of the representations or warranties made by the other party in the agreement are inaccurate, if new legal requirements are imposed on cards, if the issuing bank ceases to issue the pre-paid cards, or if Galileo loses its sponsorship to MasterCard as a certified third-party processor. In addition, Galileo may terminate the agreement if we fail to make our monthly minimum our customer accounts.

     In connection with our processing agreement with Galileo, we have entered into a non-exclusive agreement with First Federal Savings Bank of Midwest, doing business as Meta Payment Systems, to issue to our customers the stored value Visa or MasterCards marketed by us. This agreement permits us to offer the prepaid cards which are issued by the bank. The design of the prepaid cards will be developed by us but will be subject to the bank's prior written approval. In addition to issuing the prepaid cards, the bank will be responsible for holding and retaining cardholder funds until the funds are used by the cardholders. The bank is also responsible for maintaining at its own expense a principal license with MasterCard, Visa, or any other card network system for which it issues prepaid cards. We have agreed to pay the bank a monthly minimum fee or a fee based on the monthly gross dollar value of card transactions, as well as transaction fees for PIN-based or ATM transactions. In return, the bank will distribute to us a percentage of the transaction fees collected from the card holders. The agreement requires us to maintain appropriate comprehensive general liability insurance, errors and omissions, and employee theft and dishonesty insurance policies with a limit of not less than $1,000,000 per occurrence. Either party may terminate the agreement for cause.

     Within our business model, retail distribution involves the sale of the stored value cards by us to a distributor, who in turn, will place the cards in a retail store for sale to the end consumer. Currently, we are seeking distributors for our products and have secured a contract from one distributor, MRG Communications. MRG Communications has agreed to represent our prepaid products to consumers by distributing product to retail channels that are represented by convenience stores and small chain grocery outlets with less than 100 locations nationwide. The end user, the consumer in this case, would be able to purchase the product in a retail establishment, and upon completion of the card activation process, be entitled to receive his stored value MasterCard in the mail within 7-10 business days. Upon receipt, the consumer can use the card anywhere MasterCard is accepted and they can add more funds at anytime either through the retailer or a variety of other methods, including direct deposit. Our role in this business cycle is that of a traditional wholesale company where we provide products to a distribution channel that are ultimately sold to a consumer. Once the consumer activates the stored value product, we begin a service relationship with that consumer where we ensure the cardholders account is adequately managed.

     We manage our customer accounts through a combination of daily electronic reporting and transaction monitoring, reviewing the card spending patterns, load volumes and spending frequency reports. We maintain a fully redundant dataset on a daily basis to ensure the storage and availability of data retrieval. Moreover, these reports outline fraud scenarios and report suspicious activity such as high dollar load transactions. In addition, we are beginning to subcontract personnel from our processor to review fraud transactions and cross check our internal controls and management systems to be certain that the maintenance of the cardholder accounts continues to be administered to the documented guidelines. As the number of outstanding cards increases, we anticipate that these functions would be outsourced to our processor.

     Catalog Shopping Cards.

     With respect to our second core business, we own, distribute, and service two catalog shopping card portfolios under the brand names of Signature Credit and Tru Platinum. Both of our catalog shopping cards offer consumers an opportunity to buy goods and services out of designated catalogs without paying in full at the time of purchase. Consumers receive various catalogs from which they may elect to purchase products, or they may shop from one of our two web sites. In our catalog card sales cycle, a cardholder will purchase merchandise from a catalog by completing the required order forms and mailing in the down payment. This initial deposit covers the cost of goods, while future payments pay down the outstanding receivable balances for the catalog shopping cardholder and provide a profit source for our company. In most cases, the consumer is required to provide a down payment of between 20% and 50% of the purchase price, with the balance due in installments. These cards are marketed directly to consumers via direct mail and will be offered as a cross promotional offering to customers of our stored value products. We manage the marketing and design, customer service, and billing internally while we outsource the direct mail advertising and the fulfillment of products purchased by cardholders. In the first quarter of 2005, we plan to launch multiple direct mail campaigns to expand the reach of our catalog shopping card network and grow the size of our customer base.

     We generated $1,114 in revenue from this channel in the quarter ended September 30, 2004, and are actively involved in the further development of this product and business segment. To date we have purchased mail lists from individual list brokers who specifically target niche market segments. We have then mailed customized offers through the US Postal Service to each individual on the list supplied by the brokers. Those individuals who favorably respond to the offers are then shipped a personalized catalog shopping card. In addition to the direct mail offerings, we have also developed and launched a website on the world wide web that specifically markets the catalog shopping card and the catalog products. The website is not currently marketed through postings on web traffic sites such as Google, Yahoo, or Excite. In fulfilling the orders associated with the revenues, we have spent approximately $20,000 to fulfill the membership acceptances and purchase orders through our mailings. In addition, we have spent an additional $74,000 in the direct mail marketing and online website placement for the support of the memberships.

     Under the current catalog shopping card operations, the target market consists of consumers with below average credit ratings. Upon acceptance of a catalog shopping card offer from us, the consumer pays a membership acceptance fee and receives a private name brand catalog shopping card along with the catalog or catalogs and/or website from which an individual can purchase products. The membership acceptance fees vary by the specifics of a given offer, but typically range from $49 to $79. In addition, the individual may elect to pay an expedited delivery fee, which is above the cost of the membership acceptance fee and is always offered at $15.

     As a feature of our catalog shopping products, we do not charge any interest rates to our customers on purchases from either the Tru Platinum Card or the Signature Credit Classic Advantage Card. Any outstanding balances carried forward by our cardholders are done so on a principal only basis.

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

     Results of Operations

     During the third quarter ending September 30, 2004, we generated revenues of $1,114 and incurred operating expenses of $279,106. For the nine months ended September 30, 2004, we generated revenues of $15,114 and incurred operating expenses of $408,845. Revenue in the third quarter trailed the revenue earned during the prior six months due to a one-time non-recurring consulting agreement executed in May of 2004. The value of the engagement, $14,000, represented all of the revenue generated in the second quarter, while no revenue was generated in the first quarter. During the third quarter we continued to execute our planned business strategy and focus on growing our revenue through our prepaid product and catalog card programs. Since operations commenced in May 2004, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2004, but anticipates that they will increase progressively based upon the expansion of operations during the third quarter of 2004.

     Liquidity and Capital Resources

     A primary source of operating capital for the quarter ended September 30, 2004, was from the sale of stock. On June 7, 2004, we commenced an offering of up to 2,000,000 shares of our common stock at $.75 per share to investors for maximum gross proceeds of $1,500,000. At September 30, 2004, we had sold 1,628,145 shares in this offering and collected gross proceeds
of $1,221,109.   This offering in now closed.   The shares offered will not
be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

     Employees

     We added a key employee on October 20, 2004. The position, Director of Programs and Compliance, is responsible for the ongoing relationships of management with regard to all Trycera Financial banking and regulatory environments.

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

Risk Factors

     Our company is subject to a number of material risks, of which those known to management are set forth below:

  * Because we Recently Commenced Operations, our Business is Subject to all of the Risks Inherent in a New Enterprise, including the Absence of a Profitable Operating History and Expenses of New Product Development for our Prepaid and Stored Value MasterCard Products and Catalog Shopping Cards. Since inception we generated total revenues of only $15,144, while incurring a net loss of ($445,450). Also, future growth will require significant expenditures for expansion, marketing, research and development as we expand our offering of stored value products and catalog shopping cards. Traditional sources of funding from lending institutions will likely not be available to us. These expenses must either be paid out of future earnings or future offerings of equity or debt instruments. The availability of funds from either of these sources cannot be assured. Potential investors in the shares in this offering will likely suffer significant dilution if we are able to raise additional money through a future equity offering. In addition, we have no definitive marketing agreements or arrangements for the implementation of our business plan, and there is no assurance that management will be able to enter into such agreements or arrangements which would reasonably support our proposed operations.

  * Because we have Not Performed any Market Studies or Obtained any Independent Market Study of our Products or Services, there is No Assurance that these Products and Services will be Accepted in the Marketplace. Our business plan is to introduce prepaid or stored value cards to the public. Rather than conducting extensive internal or independent marketing studies relating to these products, we will be relying upon the prior experience of our management in this industry as to the anticipated market acceptance of our products and services. Because we have conducted no formal marketing studies or other similar analysis, there is no assurance that these services and products will be accepted in the marketplace. Since commencing operations in May 2004, we have generated only $15,114 in gross revenue from these operations through September 30, 2004, and have incurred net losses of ($445,450) during the same period. We have not allocated any funds to performing any in-house or independent marketing studies to confirm or estimate market acceptance of our proposed services and products.

  * If Persons Using our Catalog Shopping Cards Fail to Pay the Balance on their Cards, we may Encounter a Bad Debt Write-off which could Adversely Affect our Business. Although our catalog shopping card business does not extend credit, it does provide a spending limit to all active cardholders. Our consumers are provided catalog shopping cards which allow them to purchase products through our website or associated catalogs. Each purchase requires the consumer to pay a 25 percent down payment as a deposit, which covers the cost of the merchandise. However, there is no certainty that the cardholder will pay the remaining receivable balance, and thus we are at risk of needing to write down accounts receivable that cannot be collected.

  * As we Attempt to Acquire New Business Ventures or Products, we may Incur Significant Costs in the Process and may Allocate Significant Time from our Core Business, all of which Could Adversely Affect our Operating Results and Stock Price. As a part of our overall business plan, we intend to seek potential acquisition targets. As we do so, we will incur legal, accounting, and other costs associated with performing our due diligence on the proposed acquisition. If the acquisition is not completed, we may not be able to recoup these expenses from the target venture. Even if the acquisition is successful, the costs associated with the transaction could be significant and could cause funds to be reallocated from our core business to satisfy these expenses. Also, management may devote significant time to a proposed acquisition or new business venture which would distract the individual from his or her focus on developing our core business and which could adversely affect our operating results and stock price. The integration of divergent business operations may require significant time commitment on management which may also distract management from operating our core business. The business activities of these acquisitions may also involve risks which we are unable to predict at this time. The results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

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

  * We have had a Number of Related Party Transactions Which May Not Have Been on Terms as Favorable as with Unrelated Parties. As a start-up venture, we have engaged in a significant number of transactions with related parties that may not be deemed to have been at arm's length, including the following:
       - On May 12, 2004, we borrowed $200,000 from Trymetris Capital Fund I, LLC pursuant to the terms of a six-month 10% convertible debenture which we issued for the loan. The debenture is convertible at $0.75 per share. We also issued 100,000 shares of common stock as additional consideration for the loan and granted demand registration rights for the shares. The Fund is managed by Trymetris Capital Management, LLC. Alan S. Knitowski, our Chairman, is one of two managing members of this entity and holds an ownership interest in the Fund. Jason Daggett, a member of our advisory committee, is the other managing member of this entity. Eric Chess Bronk, the former sole officer and director of our company, is a non-managing member of this entity.
       - On May 12, 2004, we entered into a renewable one-year consulting agreement with Cygni Capital LLC and Ecewa Capital LLC in which we agreed to pay $10,000 every thirty days for the services and, during the initial term, a finder's fee equal to 8% of any transaction plus five-year warrants to purchase shares equal to 8% of the securities subject to the transaction. On May 18, 2004, we repaid $8,731 of loans made to us by Cygni Capital. On May 24, 2004, Cygni Capital leased approximately 1,478 square feet of office space and sublet the space to us for $3,695 per month. In addition, Mr. Bronk personally guaranteed the lease, for which we granted him five-year options to purchase 50,000 shares. These options are exercisable at $0.25 for the first 12,500, $0.45 for the next

          12,500, $0.65 for the next 12,500, and $0.85 for the next 12,500.
          On May 27, 2004, we granted to Cygni Capital options to purchase 125,000 shares for prior consulting services. These options are exercisable at $0.25 for the first 31,250, $0.45 for the next 31,250, $0.65 for the next 31,250, and $0.85 for the next 31,250.
          Mr. Bronk is the president of Cygni Capital. Mr. Knitowski is the owner and manager of Ecewa Capital.
       - On May 18, 2004, we repaid $19,295 of loans made to us by Rigel Funds Management, Ltd., of which Mr. Bronk is a director.
     These transactions may not be on terms as beneficial as could be obtained from unrelated parties. In addition, the related parties may have interests that differ from those of other investors. We may engage in additional related party transactions in the future on less favorable terms than those offered by unrelated parties. These related party transactions would favor the interests of the related parties over those of the other stockholders, including persons who purchase shares in this offering.

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

 * Because we are in Competition with a Number of Other Companies, Most of Which are Better Financed Than is Our Company, There is no Assurance we will be able to Compete Successfully with These Companies which could Adversely Affect Our Business. The dominant player in the prepaid stored value space is Next Estate Communications, America's leading provider of prepaid MasterCard cards. Next Estate boasts strong venture backing from numerous companies and currently sells products in over 35,000 retail stores nationally. Austin, Texas, based NetSpend Corporation is also a well-capitalized leader within prepaid stored value platforms, offering a turnkey, retail based stored value solution to the check cashing industry. NetSpend is buoyed by venture funding from a broad cross-section of technology and banking firms. ITC Financial Services specializes in electronic payment solutions for a multitude of business pursuits, primarily focusing on retail based stored value and payroll products. ITCFS was founded by Cam Lanier III and funded by ITC holdings with an initial equity infusion of $54 million dollars in September 2003. WildCard Systems is another stored value provider with access to large amounts of capital and an established track record as the originator of Visa Buxx. Backed by GE Technology Finance and other private equity stakeholders, the company has developed a secure technology and services platform. This platform supports client configurable program management, cardholder account management, card distribution and other essential services for banks and business partners on a global scale. Each of these companies has a longer operating history and is better financed than our company. There is no assurance that as a startup company, we will be able to compete successfully with these other entities or that we will be able to capture a significant segment of the market share from these competitors.

 * There is No Public Market for the Common Stock which Significantly Limits the Ability to Sell our Outstanding Shares. There is currently no public market for our common stock and no assurance that one will develop in the future. Management intends to apply for quotation of our common stock in the OTC Bulletin Board in the future, but there is no assurance such application process will be successful. Prior to making application to the Bulletin Board, we would be required to file a registration statement with the SEC and become subject to the reporting requirements of the Exchange Act. The process of registering the shares and making application for trading is extremely time-consuming. The process could take several months. And, there is no assurance that a registration statement would be declared effective by the SEC or that an application for trading would be approved.

 * Because our Shares will be Designated as Penny Stock, the Market Price of our Stock will likely be Adversely Affected. Our outstanding shares are designated as "penny stock" and thus may be more illiquid, if a market for the stock is established in the future. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Securities Exchange Act of 1934) which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Since our shares are subject to the penny stock rules, shareholders or investors may find it more difficult to sell their securities. The market liquidity for our shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares. These penny stock regulations, and the restrictions imposed on resales of penny stocks by these regulations, will likely adversely affect our stock price.

 * If a Public Trading Market for our Common Stock Develops, it will likely be a Volatile One and will likely Result in Higher Spreads in Stock Prices. We intend to seek quotation of our stock on the OTC
     Bulletin Board, which is part of the over-the-counter market. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods, especially during the initial period after the stock is approved for quotation. These broad market fluctuations and other factors, such as acceptance of our products and services, and trends in the stored value industry, and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock, if a public trading market should develop in the future. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated on the over-the-counter market and higher than on the NASDAQ or the national exchanges, which means that the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. This is especially true of stocks traded in the over-the-counter market during the period immediately after the stock is approved for quotation through the over-the-counter quotation service such as the OTC Bulletin Board. Significant spreads between the bid and asked prices of the stock could continue until a sufficient volume of trading is reached and the stock is quoted by a significant number of market makers. We cannot predict when, if ever, the trading volume will be sufficient to significantly reduce this spread, or if we will ever have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the broker sells the shares, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to provide a profit on the sale.

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


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Trycera Financial, Inc.

Date:  February 25, 2005                By:  /s/ Matthew S. Kerper
                                             Matthew S. Kerper, President
                                             (Principal Executive Officer)

Date:  February 25, 2005                By:  /s/ Bryan Kenyon
                                             Bryan Kenyon, Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)