Form 10KSB
period 2004-12-31
Trycera Financial, Inc.
filed 2005-04-15
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                     Commission File Number: 000-30872

                          TRYCERA FINANCIAL, INC.
            (Exact name of Registrant as specified in charter)

NEVADA                                            33-0910363
State or other jurisdiction of                    I.R.S. Employer I.D.No.
incorporation or organization

170 NEWPORT CENTER DRIVE, SUITE 210, NEWPORT BEACH, CA      92660
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (949) 273-4300

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the twelve months ended December 31, 2004, were $48,237.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,461,726, computed by reference to the price at which the common shares were sold.

At March 22, 2005, there were 6,194,802 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None

                             Table of Contents

PART I                                                                      4

  ITEM 1.   DESCRIPTION OF BUSINESS                                         4
  ITEM 2.   DESCRIPTION OF PROPERTY                                        12
  ITEM 3.   LEGAL PROCEEDINGS                                              12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

PART II                                                                    13

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       13
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      14
  ITEM 7.   FINANCIAL STATEMENTS                                           17
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            18
  ITEM 8A.  CONTROLS AND PROCEDURES                                        18
  ITEM 8B.  OTHER INFORMATION                                              18

PART III                                                                   18

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     18
  ITEM 10.  EXECUTIVE COMPENSATION                                         22
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            27
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 31
  ITEM 13.  EXHIBITS                                                       32
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                         34

SIGNATURES                                                                 35

                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS

Background and Overview

     Trycera Financial, Inc. was incorporated under the laws of the State of Nevada on May 10, 2000, under the name Whitelight
Technologies, Inc. On June 14, 2004, we amended the articles of incorporation to change the name to Trycera Financial, Inc.

     Prior to May 2004, we had no operating history. In May 2004 we retained the services of new management and commenced our financial services and stored value products business. Our operations are in the startup phase of development.

     Based in Newport Beach, California, we are currently in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities. These stored value products and services include:

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

     In addition to our core operations, we intend to actively target additional financial services-related companies for acquisition. In November of 2004, we entered into an Asset Purchase Agreement with Signature Credit Corporation, a California corporation. The agreement evidenced the acquisition of virtually all of the assets of Signature, except its cash on hand and certain rights under excluded agreements.
In addition, we assumed Signature's obligations under certain agreements. Signature distributed financial products consisting of its Classic Advantage Cards and the stored value MasterCards, and sold general merchandise on spending limits to holders of these cards. We have incorporated the ongoing business of Signature into our own business. In connection with the purchase of the assets of Signature, we entered into a ninety-day consulting agreement with Dave Margolin, the sole shareholder, officer, and director of Signature, to provide us access to Mr. Margolin's experience in regard to continuation of the business of Signature by us. Mr. Margolin has agreed to provide a maximum of 125 hours of consulting services per month. The agreement provides for amonthly fee to Mr. Margolin of $6,000 and a performance bonus equal to 20% of the monthly net profit received by us from inquiries by potential customers into the Signature website acquired by us or from active direct marketing solicitations by us, excluding direct sales at retail locations and sales to third party distributors. The consulting agreement may be extended for an additional ninety days by mutual consent of the parties.

     Management anticipates that such acquisitions would be funded primarily using our authorized, but unissued shares of common stock. We believe such acquisitions would provide additional stored value products or financial services, and/or augment our current staff.

Stored Value and Financial Products and Services

     Overview

     We are engaged in, or in the process of developing, two areas of focus, the first of which is to develop and implement programs either internally or for outside customers to market, service, and support stored value MasterCard and Visa branded debit and ATM cards. Our second core function is to develop and implement programs to market and service catalog shopping cards for our customers.

     Consumer Based Stored Value Products

     A stored value card, also commonly referred to as a prepaid card, is typically a credit card-sized piece of plastic encoded with certain consumer information and pre-loaded with a particular monetary value. Unlike credit cards, which draw their value from a line of credit, or debit cards, which draw their value from a checking account, the value on a prepaid card typically comes from money given to the company who markets and/or issues the card prior to its use. Prepaid cards take many forms, including gift cards that can be used at a specific merchant or mall, travel cards that can be used in the same way as travelers' checks, payroll cards that can be used to access one's wages, and "teen cards" that are marketed to those under 18 years to access funds their parents load onto the card. We intend to concentrate our efforts on developing customized programs and brands for clients who want to distribute prepaid cards through direct, non-retail channels or developing our own prepaid card programs which can likewise be marketed through direct, non-retail channels such as direct mail advertising or online advertising. We have developed and are marketing one prepaid card with our own branding and intend to launch a second card with our own brand during first quarter 2005. Although we have marketed our services to outside customers, we have not yet engaged any outside customers.

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

     Our first prepaid card product, the Trycera Financial MasterCard was launched in February 2005, and is marketed currently through online channels. This card was developed internally by us and not for an outside customer. Our second card, which we launched during the last week in March of 2005, is the Mi Dinero Y Mis Suenos prepaid MasterCard, which is a stored valued MasterCard that is marketed to the Hispanic community through our Mi Dinero website and through MRG Communications, a third party marketing company. We also anticipate marketing this product through direct mail advertising to Hispanic communities in the United States.

     We are also marketing our services to prospective customers who are located through leads generated from trade shows and conferences or from personal contacts of management, or through contacts made by management to selected companies. However, we have not entered into any arrangements or agreements with these potential customers for our services.

     We have entered into an exclusive, renewable service agreement with Galileo Processing, Inc. in which they have agreed to process all of our authorization and settlement transactions for our prepaid cards and to handle payments and adjustments to the cards. They will also maintain cardholder information, provide customer service, implement fraud control processes and procedures, and provide related services in connection with the prepaid cards. We are obligated to pay a minimum monthly fee for these services which is credited against the fees payable to them by us for each processing transaction.
During the term of the agreement, Galileo is required to maintain in effect errors and omissions insurance in the aggregate amount of $2,000,000. The agreement may be terminated by either party if the other party becomes insolvent, if any of the representations or warranties made by the other party in the agreement are inaccurate, if new legal requirements are imposed on cards, if the issuing bank ceases to issue the pre-paid cards, or if Galileo loses its sponsorship with MasterCard as a certified third-party processor. In addition, Galileo may terminate the agreement if we fail to make our monthly minimum on our customer accounts.

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

     Within our business model, retail distribution involves the sale of the stored value cards by us to a distributor, who in turn, will place the cards in a retail store for sale to the end consumer. Currently, we are seeking distributors for our products and have secured a contract from one distributor, MRG Communications. MRG Communications has agreed to represent our prepaid products to consumers by distributing product to retail channels that are represented by convenience stores and small chain grocery outlets with less than 100 locations nationwide. The end user, the consumer in this case, would be able to purchase the product in a retail establishment, and upon completion of the card activation process, be entitled to receive their stored value MasterCard in the mail within 7-10 business days. Upon receipt, the consumer can use the card anywhere MasterCard is accepted and they can add more funds at anytime either through the retailer or a variety of other methods, including direct deposit. Our role in this business cycle is that of a traditional wholesale company where we provide products to a distribution channel that are ultimately sold to a consumer. Once the consumer activates the stored value product, we begin a service relationship with that consumer where we ensure the cardholders account is adequately managed.

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

     Catalog Shopping Cards

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

     We generated $23,987 in revenue from this channel in the year ended December 31, 2004, and are actively involved in the further development of this product and business segment. To date we have purchased mail lists from individual list brokers who specifically target niche market segments. We have then mailed customized offers through the US Postal Service to each individual on the list supplied by the brokers. Those individuals who favorably respond to the offers are then shipped a personalized catalog shopping card. In addition to the direct mail offerings, we have also developed and launched a website on the world wide web that specifically markets the catalog shopping card and the catalog products. The website is not currently marketed through postings on web traffic sites such as Google, Yahoo, or Excite. In fulfilling the orders associated with the revenues, we have spent approximately $20,000 to fulfill the membership acceptances and purchase orders through our mailings. In addition, we have spent an additional $74,000 in the direct mail marketing and online website placement for the support of the memberships.

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

Strategic Acquisitions

     Management is seeking potential acquisition candidates. In November 2004, we closed an asset purchase agreement with a direct mail organization and continue to court potential acquisition targets based on the criteria outlined below. Aside from the asset purchase agreement, we currently have no other binding agreements.

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

Employees

     At March 16, 2005, we had five full-time employees, namely our CEO and President, Matt Kerper, our CFO, Bryan Kenyon and three other team members whose roles include: Director of Programs and Compliance, Director of Accounting and Consumer Products Channel
Manager.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     Our administrative offices and headquarters, consisting of approximately 1,500 square feet of office space, are located at 170 Newport Center Drive, Suite 210, Newport Beach, California. We sublease this office space from Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, one of our shareholders, on a three-year sublease for $3,695 per month.

                        ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

                                  PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no established trading market for our common stock. We have filed an S-2 Registration statement and plan to apply to the OTC Bulletin Board for quotation of our common stock, but there is no assurance when, or if, such application will be approved.

     At March 22, 2005, we had 2,681,250 shares of our common stock which were subject to outstanding options to purchase these shares. At March 22, 2005, we had no other shares of our common stock which were subject to outstanding warrants or securities convertible into our common stock, except for 112,500 shares to be issued to Signature Credit Corporation on May 2, 2005, pursuant to the terms of the Asset Purchase Agreement dated November 2, 2004.

     On December 27, 2004 we filed a registration statement on Form S-2 to register for resale 3,619,637 shares of our outstanding common stock for selling securities holders. We have agreed to register 382,302 shares received by Trymetris Capital Fund I, LLC in the issuance and conversion of a debenture issued to this fund. These shares are included in the registration statement filed by us on Form S-2. In addition to the registration of these shares in this registration statement, we have granted the fund the right to demand registration of the shares at any time in the future, provided that we are not required to file more than one registration statement in any twelve-month period.

Holders

     At March 22, 2005, we had 93 shareholders of record as reported to us by our transfer agent. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent.

Dividend Policy

     Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

     During the year ended December 31, 2004, except as previously reported by us in our quarterly reports on Form 10-QSB or current reports on Form 8-K during the year, the following securities were sold by us without registering the securities under the Securities
Act:

 * On October 20, 2004, we granted 125,000 incentive stock options to our new programs and compliance director, Kimberly Miller. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $.75 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ms. Miller represented that she was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. Ms. Miller delivered appropriate investment representations with respect to the grants and consented to the imposition of restrictive legends upon the certificate representing the option. She represented that she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. She represented that she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

  * On December 13, 2004, we granted a total of 200,000 options to our new director of accounting, Edmond Kim. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $.75 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Kim represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. Mr. Kim acknowledged he had access to the books and records, including filings made by us with the SEC.
     Mr. Kim delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

Purchases of Equity Securities

     There were no purchases made during the fourth quarter ended
December 31, 2004, by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our common stock.

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

     Prior to May 2004, we had no operating history. Based in Newport Beach, California, we are currently in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities.

Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter and year ended December 31, 2004.

Results of Operations

     During the year ended December 31, 2004, we generated revenues of $48,237 and incurred operating expenses of $865,864, including our cost of goods sold of $41,139. Our primary operating expenses for the year ended December 31, 2004, were payroll and related taxes and benefits ($227,729) and professional and consulting fees ($234,497). Since operations commenced in May of the year ended December 31, 2004, and no revenue was generated in 2003, there is no comparable data for the prior year period. These revenues were generated primarily from our catalog shopping cards and consulting services. Management has not yet determined the amount of revenues and expenses estimated for 2005, but anticipates that they will increase based upon the commencement of operations during 2004.

Liquidity and Capital Resources

     As of December 31, 2004, cash totaled $974,658 as compared with no cash or cash equivalents at December 31, 2003. Cash used in operations was $720,869 during the year ended December 31, 2004. During the same period, cash flows used by investing activities decreased by $141,358 and cash flows from financing activities increased by $1,828,637. There were no comparable investing or financing activities for the same period last year, and since operations commenced in May of the year ended December 31, 2004, there is no material comparable operating data for the same period in the prior year.

     Working capital was $867,953 at December 31, 2004, as compared with negative working capital of ($27,801) at December 31, 2003. This significant increase in cash flow from financing activities and working capital was a result primarily of gross proceeds from a private placement stock offering and proceeds from a convertible debenture which generated a total of $1,700,000 in cash during the year ended December 31, 2004. The offering of our common stock was conducted in the second, third and fourth quarters from approximately June through November 2004. We offered an aggregate of 2,000,000 shares at $.75 per share and realized gross proceeds of $1,500,000. The second working capital contributor was the debenture, issued on May 12, 2004. The Company issued a convertible debenture. The debenture note was unsecured, bearing an interest rate of 10% per annum and was paid in full on December 15, 2004. At such time the accrued interest associated with the note was $11,726, bringing the total paid in full to $211,726, all of which was paid in converted common stock at the agreed upon conversion price of $0.75 cents per share.

     Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and 2005 and through at least March 31, 2006. Our monthly cash requirements have fluctuated between $59,321 and $133,274, and management estimates that future monthly cash requirements will be approximately $74,000. Without generating any additional revenues, we estimate that our cash on hand would meet our cash flow requirements through at least January 31, 2006. Any additional funds from operations would likely extend this estimated period. We do not anticipate the immediate need for additional funding from investors for operating funds.

     Additionally, we may continue to compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

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

Off-Balance Sheet Arrangements

     During the year ended December 31, 2004, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

     The following events occurred subsequent to the year ended
December 31, 2004:

     Card Marketer Agreements

     MRG Communications entered into a card marketing and services agreement with us on January 13, 2005. MRG Communications plans to sell our branded stored value products through their retail distribution channels that are located throughout the United States.

     US Capital entered into a card marketing and services agreement with us on March 15, 2005. We will provide US Capital a customized debit card program for US Capital customers, including program development and ongoing support.

     Consulting Agreements

     On February 2, 2005, we elected to not extend the consulting agreement of Dave Margolin beyond the initially agreed upon ninety day term and the consulting agreement expired on that date.

Forward-Looking Statements

     This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of our company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in the information technology industry; changes in out-sourcing and off-shore operations; a general economic downturn; a further downturn in the securities markets; our early phase of operations; reliance on foreign suppliers and contractors; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

                       ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements required by this item are set forth immediately following the signature page of this annual report.

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE

     No information is reportable pursuant to this item.

                     ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer, Matthew S. Kerper and Bryan W. Kenyon, respectively, have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and
(2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        ITEM 8B.  OTHER INFORMATION

     No information is reportable pursuant to this item.

                                 PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management

     The following table sets forth as of March 22, 2005, the name, age, and position of our executive officers and directors:

                                                           Director
     Name                Age   Position(s)                 Since
     ----                ---   -----------                 --------
     Matthew S. Kerper   30    CEO, President & Director   2004
     Bryan W. Kenyon     33    CFO                          --
     Alan Knitowski      35    Chairman                    2004
     Luan Dang           33    Director                    2004
     Randy Cherkas       42    Director                    2004

     Directors are elected for a term of one year and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

     Set forth below is certain biographical information regarding our current executive officers and directors:

     Matthew S. Kerper was, from April 2002 until May 2004, Director of Wholesale Distribution and Director of Reseller Distribution for Next Estate Communications, a leading provider of prepaid MasterCard cards and stored value solutions. From April 2000 until January 2002 he was vice-president of electronic commerce for PayStar Corporation, a distributor of telecommunications and stored value products. From January 2000 until December 2000 he was vice-president of operations for PAIDCard, a company which developed a prepaid credit card. In 1999 he was CEO of Gut Boyz, Inc. which was a national distributor of causal apparel. In 1997, Mr. Kerper received a Bachelor of Science degree in Business Information Systems from the University of Phoenix and in 2001 he received his M.B.A. from Pepperdine University's Graziadio School of Business and Management.

     Bryan W. Kenyon, CFO was, from May 2002 until February 2004, Director of Financial Planning and Analysis for Next Estate Communications, a leading provider of prepaid MasterCard cards and stored value solutions. While in this position, he was responsible for company activities relating to financial planning and business analysis. In addition Mr. Kenyon served as the liaison for company-wide investor relations delivering business climate and financial performance summaries to key stakeholders. From February 2000 until May 2002 he was employed by Fluor Corporation, a global engineering, construction, and procurement organization, as Finance Manager for government services, Finance Manager for global IT, and Senior Financial Analyst. He had responsibility for management of people and processes, including line of business overhead, capital budgets, cost performance, and activity-based cost management. Prior to joining Fluor Corporation, Mr. Kenyon was employed by Baker Tanks in the role of Manager of Business Analysis from November 1998 until February 2000. While working at Baker Tanks, a niche market equipment rental and tank organization, Mr. Kenyon developed a broad knowledge base in fixed price and complex contract financing and retail pricing sensitivity modeling. Mr. Kenyon received his bachelor's degree in business administration/finance from California State University at Fullerton in 1994. He received his MBA from Pepperdine University in 2001.

     Alan S. Knitowski has been the chairman of our board since May 7, 2004. He has also served as chairman of the board of Caneum, Inc., a business process and information technology company, since June 11, 2003. Since November 2000 he has been involved in a number of companies in a number of ongoing capacities including: advisory board member of IntEnt Media Ventures, board member of Zentronix Pty Limited (Australia) and angel investor in privately held technology, media, biotechnology and energy companies. From August 2000 to July 2003
Mr. Knitowski was co-founder and board member of Telverse Communications, a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired by Level 3 Communications.
From November 2000 to March 2003 Mr. Knitowski was Director of
Marketing for the Voice Technology Group at Cisco Systems and was responsible for business, market and community development, including business planning and strategy for Cisco's global packet voice initiatives. In November 2000, Mr. Knitowski joined Cisco as part of the Vovida Networks acquisition, where he served as founder, President and CEO and led the company from idea conception in February 1999 through its eventual acquisition by Cisco.

     From December 2000 to October 2002 Mr. Knitowski was an investor and board member of vCIS, a proactive software behavior analysis and anti-virus security company, and helped negotiate and structure its acquisition by Internet Security Systems. Additionally, from April 1999 to October 2002 he was a founding board member of both the Open Multimedia Protocol Alliance and the International Softswitch Consortium, which were subsequently merged and scaled to nearly 200 companies prior to renaming itself to become the International Packet Communications Consortium in 2003. During his tenure at the consortium, Mr. Knitowski served as its Vice Chairman, Co-Chair of its Government Liaison Working Group and one of its external evangelists.

     Previously, Mr. Knitowski worked in various operational, line management and consulting roles with The Results Group, from June 1998 to February 1999; Nortel Networks, from August 1996 to June 1998; Hewlett-Packard, from May 1991 to September 1991; and the United States Army, from September 1991 to August 1996, where he served as an Airborne, Air Assault and Ranger qualified Captain in the Corps of Engineers both domestically and abroad. Mr. Knitowski received his Bachelor of Science degree in industrial engineering in 1991 from the University of Miami. He received his Master of Science degree in industrial engineering in 1992 from the Georgia Institute of Technology, and his MBA in 1999 from the Haas School of Business at the University of California at Berkeley. He has delivered and moderated general and executive sessions at various events and conferences within the communications industry and has appeared on both radio and television to discuss next-generation networking and packet voice.

     Luan Dang was a director of engineering for Cisco Systems from November 2000 until February 2005, overseeing the development of VoIP products and strategies and the next generation SIP call control.
From February 1999 until November 2000 he co-founded and was employed by Vovida Networks, a software development firm for VoIP, as CTO and senior vice-president. From 1999 to 2002, Mr. Dang served as a member of the Technical Advisory Council for the International Softswitch Consortium, which has become the International Packet Communications Consortium. In addition to filing two telephony patents for voice-over-IP in 1999 and caller IP in 1998, he holds a patent on display screen management apparatus in 1997. Mr. Dang received his Bachelor of Science degree in computer science from the University of California at San Diego in 1992. He received his Masters of Science degree in computer science from Stanford University in 1996. Mr. Dang has been an honored speaker at national and international conferences in the telecom industry, including acting as Chairman of the Media Gateway Control 2000 Conference in La Defense, France.

     Randy Cherkas was a founder of GTS Prepaid, Inc., a distributor of prepaid products, and has been its president since its inception in April 2000. He was the president of Global Telecommunication Solutions, Inc., a telecommunications company, from September 1998 until November 1999, and was a director from February 1998 until November 1999. From February 1998 to August 1998, Mr. Cherkas served as chief operating officer for Global. Global Telecommunications Solutions, Inc. filed for bankruptcy in October 2000. In April 1994, Mr. Cherkas founded Networks Around the World, Inc. ("NATW") and served as its president until February 1998, when NATW was acquired by Global Telecommunication Solutions, Inc. He is a graduate of the University of Pennsylvania's Wharton School and received his Bachelor of Science degree in business in 1984. Mr. Cherkas is also a member of the board of directors and chairman of the Membership Committee for the International Prepaid Communications Association (IPCA), a trade association that serves the prepaid communications industry including: phonecards, wireless, and other prepaid telecommunications carriers and distributors. He has been involved in developing prepaid programs for such retail chains as A&P Supermarkets, Circle K, Wawa Food Markets, Sunoco and 7-Eleven, as well as promotional programs for MTV Networks, Pepsi, Kraft Foods and the Children's Miracle Network.

Board Committees and Advisors

     In May 2004 our board created an Audit Committee and a Compensation Committee. Randy Cherkas and Luan Dang currently serve on each committee. Mr. Cherkas is chair of the audit committee and Mr. Dang is chair of the compensation committee. Our board of directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. Our board has determined that the need for an audit committee financial expert during our initial phase of operations does not warrant the expense to retain such an expert.

     In May 2004 the Board of Directors established an advisory board to assist management in its business goals. Jason Daggett was appointed to the advisory board as its initial member. As compensation to him for accepting this appointment, we issued him
140,000 shares.

     On July 28, 2004, the Board of Directors created a Disclosure Committee composed of our President, Chairman, and CFO. The purpose of the Disclosure Committee is to assist our principal executive officer and the principal financial officer in fulfilling their responsibility for oversight of the accuracy and timeliness of disclosures made by us in our period reports.

Stockholder Communications

     We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting our President, Mr. Kerper, in one of the following ways:

  *  In writing at 170 Newport Center Drive, Suite 210, Newport Beach, CA
     92660;
  *  By e-mail at mkerper@trycera.com

     The President will submit each communication received to the Board of Directors at the next regular meeting.

Compliance with Section 16(a) of the Exchange Act

     The following table identifies each person who, at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                    Number of
                                 Transactions Not
                    Number of     Reported on a
Name               Late Reports    Timely Basis    Reports Not Filed
----               ------------  ----------------  -----------------
Matthew S. Kerper       2               2                 0
Luan Dang               1               1                 0
Alan Knitowski          2               2                 0
Randy Cherkas           2               1                 0

Code of Ethics

     On August 25, 2004, the Board of Directors adopted a Code of Ethics. The purpose of the Code of is to set the expectations of the highest standards of ethical conduct and fair dealings. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

                     ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2004, 2003, and 2002:

                          SUMMARY COMPENSATION TABLE
                                                                        Long-Term Compensation
                               Annual Compensation                  Awards                 Payouts
                        ----------------------------------  ----------------------  ---------------------
                                                                        Securities
                                                 Other      Restricted  Underlying
    Name &                                      Annual        Stock      Options/    LTIP     All Other
   Principal             Salary     Bonus     Compensation   Award(s)      SARS     Payouts  Compensation
   Position       Year    ($)        ($)          ($)          ($)         (#)        ($)        ($)
----------------  ----  --------  ----------  ------------  ----------  ----------  -------  ------------
Eric Chess Bronk  2004      0     $4,100 (2)       0            0          175,000     0          0
CEO (1)           2003      0         0            0            0             0        0          0
                  2002      0         0            0            0             0        0          0

Matthew S. Kerper 2004  $120,000      0        $10,000(3)       0        1,000,000     0          0
CEO               2003      0         0            0            0             0        0          0
                  2002      0         0            0            0             0        0          0

Bryan W. Kenyon   2004  $100,000      0         $6,000          0          750,000     0          0
CFO               2003      0         0            0            0             0        0          0
                  2002      0         0            0            0             0        0          0
__________

     (1) Mr. Bronk served as CEO from May 10, 2000, until May 7, 2004, at which time Mr. Kerper was appointed President and CEO.
     (2) On May 11, 2004, the board issued 410,000 shares of common stock to Mr. Bronk as a bonus for his prior services. These shares were valued at $0.01 per share.

     (3) On May 11, 2004, the board issued 1,000,000 shares of common stock to Mr. Kerper as consideration for accepting appointment as an officer and director of the company.
          These shares were valued at $0.01 per share.
     (4) On May 11, 2004, the board issued 600,000 shares of common stock to Mr. Kenyon as consideration for accepting appointment as an officer and director of the company.
          These shares were valued at $0.01 per share.


     Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004.

                      OPTIONS GRANTS IN LAST FISCAL YEAR
                             (Individual Grants)

                      Number of securities   Percent of total
                       underlying options   options granted to  Exercise or
                            granted         employees in last   base price
Name                          (#)              fiscal year       ($/Share)   Expiration date
--------------------  --------------------  ------------------  -----------  ---------------
Eric Chess Bronk             43,750                7%              $0.25      May 27, 2009
                             43,750                                $0.45
                             43,750                                $0.65
                             43,750                                $0.85
Matthew S. Kerper           250,000               37%              $0.25      May 27, 2009
                            250,000                                $0.45
                            250,000                                $0.65
                            250,000                                $0.85
Bryan W. Kenyon             187,500               28%              $0.25      May 27, 2009
                            187,500                                $0.45
                            187,500                                $0.65
                            187,500                                $0.85

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2004, and held as of December 31, 2004, by the executive officers named in the Summary Compensation Table.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

                                                    Number of Securities
                                                        Underlying       Value of Unexercised
                                                    Unexercised Options  In-the-Money Options
                                                     at Fiscal Year-      at Fiscal Year-End
                                                          End(1)              End($)(1)
                                                    ------------------  ----------------------
                     Shares acquired  Value           Exercisable/           Exercisable/
       Name          on exercise (#)  realized ($)    Unexercisable          Unexercisable
-------------------  ---------------  ------------  ------------------  ----------------------
Eric Chess Bronk           -0-            -0-         29,166/145,834     $14,583/$24,792 (1)
Matthew S. Kerper          -0-            -0-        166,667/833,333     $83,333/$111,067 (1)
Bryan W. Kenyon            -0-            -0-        125,000/625,000     $62,500/$83,333 (1)

     (1) At December 31, 2004, there was no public trading market for our common stock. The fair market value of the shares underlying the unexercised options is computed for purposes of this table at $0.75 per share based on the last sale price of our shares in the latest non-public offering of our stock in November 2004. The last one-quarter of the options granted to Messrs Kerper and Kenyon would not have been in-the-money options at year-end.

Employment and Consulting Contracts

     On May 27, 2004, the Compensation Committee approved employment agreements and compensation for Matthew S. Kerper as President and for Bryan Kenyon as CFO. The following description sets forth the material individual terms of these agreements:

  * Matthew S. Kerper. The initial period of the employment agreement for Mr. Kerper is three years beginning May 10, 2004. He is required to devote his full time to the business of the company. His base salary is $120,000 per annum. He received a signing bonus of 1,000,000 post-split shares, which were previously issued by the Board of Directors on May 7, 2004, and options to purchase 1,000,000 post-split shares as additional compensation for entering into the agreement.

  * Bryan Kenyon. The initial period of the employment agreement for Mr. Kenyon is three years beginning May 26, 2004. He is required to devote his full time to the business of the company. His base salary is $100,000 per annum. He received a signing bonus of 600,000 post-split shares, which were previously issued by the Board of Directors on May 7, 2004, and options to purchase 750,000 post-split shares as additional compensation for entering into the agreement.

     Each of the employment agreements contains the following provisions which apply to each of the parties:

  * The options were granted pursuant to our 2004 Stock Option/Stock Issuance Plan.

  * The exercise price of the options granted to the employees is $0.25 of the first quarter of the options granted; $0.45 for the next quarter; $0.65 for the next quarter; and $0.85 for the final quarter granted.

  *  The options granted to the employees shall vest as follows:
     1/12th per quarter for each quarter of company revenue exceeding the previous quarter of revenue since his date of hire, independent of whether the revenue is generated from acquisition or non-acquisition business activities, 1/12th for each $250K in aggregate gross revenue growth from the day he commences work at the company, at the three year six month anniversary of his employment with the company, and/or immediately in the event of a Corporate Transaction, as defined in the 2004 Stock Option/Stock Issuance Plan.

  * Mr. Kerper is eligible to receive an annual performance bonus between 25% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock. Mr. Kenyon is eligible to receive an annual performance bonus between 10% and 50% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock.

  * Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

  *  The employee is entitled to three weeks paid vacation per year.

  * Each agreement contains customary termination and confidentiality provisions.

Compensation of Directors

     Standard Arrangements for Outside Directors. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our board of directors. The board has adopted a policy to compensate non-employee directors. Each such director receives options for each year of service. At the commencement of each year of service as a non-employee director, the person receives options to purchase 25,000 shares. The options are exercisable at market value on the date of grant based upon the average closing bid price for the ten trading days immediately preceding appointment or the anniversary date. The board also grants annual options to purchase 10,000 shares for these directors to serve on a committee of the board, and 5,000 shares to chair the committee. These options vest as to 25% of the options per quarter, starting on the date of grant. They expire five years from the date of grant.

     Pursuant to our standard arrangements for outside directors, on May 27, 2004, our board of directors granted to Alan S. Knitowski and Luan Dang, two of our outside directors, stock options to purchase 50,000 shares each. These options were granted in connection with their appointments as directors and for their appointments to the audit and compensation committees, and as chairmen of committees. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $0.25 per share and expire five years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant. Mr. Knitowski resigned from the committees on September 22, 2004, and 18,750 of his options lapsed as a result of his resignation.

     Also pursuant to our standard arrangements for outside directors, on September 14, 2004, our board of directors granted to Randy Cherkas, one of our outside directors, stock options to purchase 50,000 shares. These options were granted in connection with his appointment as a director and for his appointment to the audit and compensation committees, and as chairman of the audit committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $0.75 per share and expire five years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.

     Other Arrangements. On May 11, 2004, the board issued 1,000,000 shares of common stock to Mr. Kerper as consideration for accepting appointment as an officer and director of the company. These shares were valued at $0.01 per share. On May 11, 2004, the board issued

600,000 shares of common stock to Mr. Kenyon as consideration for accepting appointment as an officer of the company. These shares were valued at $0.01 per share. On May 11, 2004, the board issued 410,000 shares of common stock to Mr. Bronk as a bonus for his prior services, including his services as a director from March 23, 2000, until his resignation on May 7, 2004. These shares were valued at $0.01 per share.

       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information furnished by current management concerning the ownership of the common stock of our company as of March 22, 2005, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock;
(ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

                                 Amount and Nature
Name and Address                 of Beneficial
of Beneficial Owner              Ownership (1)       Percent of Class

Matthew S. Kerper                1,116,752(2)           17.55%
170 Newport Center Drive
Suite 210
Newport Beach, CA   92660

Bryan Kenyon                       715,080(3)           11.31%
170 Newport Center Drive
Suite 210
Newport Beach, CA   92660

Alan Knitowski                     563,333(4)            9.03%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Luan Dang                          537,500(5)            8.62%
170 Newport Center Drive
Suite 210
Newport Beach, CA   92660

Randolph Cherkas                    91,667(6)            1.47%
7 Leeds Road
Moorestown, NJ   08057

Executive Officers and           3,024,332              45.86%
Directors as a Group
(5 Persons)

Jason Daggett                      625,635(7)           10.26%
Trymetris Capital Fund I, LLC
4080 Paradise Road, #15168
Las Vegas, NV   89109

Trymetris Capital Fund I, LLC      552,302(8)            8.92%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660
__________
     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power. At March 22, 2005, we had 6,194,802 shares outstanding.
     (2) Mr. Kerper holds vested options to purchase 166,667 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Kerper.
     (3) Of the shares beneficially owned by Mr. Kenyon, 90,000 are held of record by his children's trust controlled by Mr. Kenyon.
Mr. Kenyon holds vested options to purchase 125,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Kenyon.
     (4) Of the shares beneficially owned by Mr. Knitowski, 450,000 are held of record by a family trust controlled by Mr. Knitowski, and 67,500 by an IRA. Mr. Knitowski also holds vested options to purchase 25,000 shares which are exercisable within sixty days. A company of which Mr. Knitowski is the president, holds vested options to purchase 20,833 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Knitowski.
     (5) Mr. Dang holds vested options to purchase 37,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Dang.
     (6) Mr. Cherkas holds vested options to purchase 25,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Cherkas.
     (7) Of the shares beneficially owned by Mr. Daggett, 552,302 are owned by Trymetris Capital Fund I, LLC, for which Mr. Daggett has voting control over these shares and any investment by the fund in Trycera shares. An additional 65,000 shares are held in the name of two separate corporations owned and controlled by Mr. Daggett. In addition, Mr. Daggett holds vested options to purchase 8,333 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Daggett.
     (8) These shares are held of record in the name of the fund, but are voted by Mr. Daggett, and therefore are also included the shares beneficially owned by him above.

2004 Stock Option/Stock Issuance Plan

     On May 11, 2004, our Board of Directors adopted the 2004 Stock Option/Stock Issuance Plan. Our shareholders approved the plan effective June 14, 2004. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the company.

     There are 5,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

     The plan is administered by our Compensation Committee, which is composed of Luan Dang and Randy Cherkas, two of our directors.

     Participants in the plan are to be selected by the plan administrator which is currently our Compensation Committee. The persons eligible to participate in the plan are as follows:
(a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to our company or any of its subsidiaries. Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to our company or one of its subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

     The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until May 1, 2014, whichever is earlier. The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

     Stock option awards under the plan consist of nonstatutory stock options (NSOs) and incentive stock options (ISOs). ISOs may be granted only to employees of our company or one of its subsidiaries.

     The purchase price under each option is established by the plan administrator, but in no event will it be less than 100% of the fair market value of our common stock for ISOs and 85% for NSOs. The price applicable to any option holder who holds more than 10 percent of our outstanding common stock will be 110% percent of fair market value. The aggregate exercise price, plus applicable taxes, are due and payable in cash or check on the date of the exercise of an option. However, the plan administrator may permit payment of the total amount due by a full-recourse, interest-bearing promissory note; payroll deductions in installments; shares of common stock valued at fair market value on the date of exercise of the option; or through a special sale and remittance procedure through a designated brokerage firm.

     The plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. The term of such an option will not be longer than five years in the case of any option holder who holds, on the date of the grant of an ISO, more than 10% of our outstanding common stock. Upon termination of services, the option holder will have a limited time in which to exercise vested options. The plan administrator will not impose a vesting schedule upon any options granted which provides for exercise of an option for less than 20 percent of the shares subject to the option and with an initial installment for vesting which is fixed for a longer period than one year from the date of grant of the option.

     During the lifetime of the person to whom an option has been granted, only that person has the right to exercise the option and that person cannot assign, encumber or transfer any right to the option. Upon the death of the person to whom an option has been granted, the option may be exercised only by those persons who inherit from the holder of the option by will or under the applicable laws of descent and distribution.

     The plan administrator has the authority, with the consent of the option holder affected, to cancel outstanding options and to grant in substitution therefore new options covering the same or a different number of shares of common stock at an exercise price per share based upon the fair market value per share of such stock on the date of the grant of a new option.

     At the discretion of the plan administrator, the consideration provided for the issuance of shares of common stock under the stock issuance plan will be satisfied in one or more of the following ways, or combinations thereof: (a) in cash or check payable to us;
(b) issuing of a full-recourse promissory note; (c) payroll deductions in installments; (d) past services rendered to us or one of our subsidiaries; or (e) the agreement of a participant to accept employment and the undertaking and performance of services with or to us or one of our subsidiaries.

     Stock issued under the stock issuance plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.

     Irrespective of whether a participant's shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.

     If employment with or service to us terminates for whatever cause at a time when the participant holds unvested shares issued under the stock issuance plan, those shares will be immediately surrendered to us and cancelled. In the event the participant paid for the shares surrendered in cash or cash equivalent, the amount of that consideration will be repaid. In the event that the participant furnished a promissory note in payment of shares surrendered, the remaining balance of that note attributable to the surrendered shares will be cancelled. In the sole discretion of the plan administrator, the surrender and cancellation of any unvested shares issued under the stock issuance plan may be waived at any time by the plan administrator subject to such terms and conditions or on no terms and conditions as the plan administrator may determine.

Equity Compensation Plan Information

     The following table sets forth as of the most recent fiscal year ended December 31, 2004, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                                                             Number of securities remaining
                              Number of securities to  Weighted-average      available for future issuance
                              be issued upon exercise  exercise price of     under equity compensation plans
                              of outstanding options,  outstanding options,  (excluding securities reflected
                              warrants and rights      warrants and rights   in column (a) and (b))
                                        (a)                    (b)                         (c)
                              -----------------------  --------------------  -------------------------------
Equity compensation plans
approved by security holders        2,621,250                 $0.56                    2,378,750

Equity compensation plans not
approved by security holders             -0-                   -0-                         -0-

     Total                          2,621,250                 $0.56                    2,378,750

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have had a number of related party transactions which may not have been on terms as favorable as with unrelated parties. As a start-up venture, we have engaged in a significant number of transactions with related parties that may not be deemed to have been at arm's length, including the following:

  * On May 12, 2004, we borrowed $200,000 from Trymetris Capital Fund I, LLC pursuant to the terms of a six-month 10% convertible debenture which we issued for the loan. The debenture was convertible at $0.75 per share. We also issued 100,000 shares of common stock as additional consideration for the loan and granted demand registration rights for the shares. The Fund is managed by Trymetris Capital Management, LLC. Alan S. Knitowski, our Chairman, is one of two managing members of this entity and holds an ownership interest in the Fund. Jason Daggett, a member of our advisory committee and a shareholder named in Item 11 above, is the other managing member of this entity. On December 15, 2004, the loan was converted by the Fund and we issued 282,302 shares in the conversion as full satisfaction of the amount owed pursuant to the debenture.

  * On May 10, 2004, we entered into a renewable one-year joint consulting agreement with Cygni Capital LLC and Ecewa Capital LLC in which we agreed to pay $10,000 every thirty days for the services and, during the initial term, a finder's fee equal to 8% of any transaction plus five-year warrants to purchase shares equal to 8% of the securities subject to the transaction. We also granted to Ecewa five-year options to purchase 125,000 shares exercisable at the following prices: 31,250 at $0.25 per share; 31,250 at $0.45 per share; 31,250 at $0.65 per share; and 31,250 at $0.85 per share. These options vest at the rate of 1/12th per quarter for each quarter our revenue exceeds the previous quarter and/or 1/12th for each $250,000 in aggregate gross revenue we have achieved since our inception. Mr. Knitowski, our Chairman, is the president of Ecewa Capital.

  * From November 2001 until March 2004, we borrowed $8,731 from Cygni Capital LLC. Eric C. Bronk, the sole director and president of our company at the time, was president of Cygni Capital at the time of the loans. Mr. Bronk resigned as an officer and director of our company on May 7, 2004. The loans were repaid by us on May 18, 2004.

  * From May 2000 until June 2003, we borrowed $20,123 from Rigel Funds Management, Ltd. Eric C. Bronk, the sole director and president of our company at the time, was a director of this entity. The loans were repaid by us on May 18, 2004.

  * On May 24, 2004, Cygni Capital leased approximately 1,478 square feet of office space and sublet the space to us for $3,695 per month. On May 27, 2004, we granted to Cygni Capital options to purchase 125,000 shares for prior consulting services. These options are exercisable at $0.25 for the first 31,250, $0.45 for the next 31,250, $0.65 for the next 31,250, and $0.85 for the next 31,250. Jason Daggett, a member of our advisory committee and a shareholder named in Item 11 above, was an owner member of Cygni Capital at the time the lease was negotiated and the options granted.

     These transactions may not have been or may not be on terms as beneficial as could be obtained from unrelated parties. In addition, the related parties may have interests that differ from those of other investors. We may engage in additional related party transactions in the future on less favorable terms than those offered by unrelated parties. These related party transactions would favor the interests of the related parties over those of the other stockholders.

                            ITEM 13.  EXHIBITS

     The following exhibits are included as part of this annual report:

Exhibit
No.       Description of Exhibit                                    Location
-------   ----------------------                                    --------
3.1       Articles of Incorporation, as amended June 14, 2004          (6)
3.2       Current Bylaws                                               (7)
4.1       Form of Common Stock Certificate                             (1)
4.2       2004 Stock Option/Stock Issuance Plan *                      (4)
4.3       Stock Acquisition Agreement dated November 2, 2004,          (9)
          with Dave Margolin, as amended
4.4       Stock Acquisition Agreement dated November 2, 2004, with     (9)
          with Victor Lee
10.1      Replacement Promissory Note dated May 18, 2002               (3)
10.2      Promissory Note dated November 2, 2001                       (2)
10.3      Promissory Note dated June 14, 2002                          (3)
10.4      Promissory Note dated December 31, 2002                      (3)
10.5      Debenture for $200,000 with Trymetris Capital Fund I, LLC    (4)
10.6      Consulting Agreement dated May 10, 2004, with Cygni          (4)
          Capital LLC and Ecewa Capital, LLC
10.7      Employment Agreement with Matthew S. Kerper *                (5)
10.8      Employment Agreement with Bryan Kenyon  *                    (5)

10.9      Asset Purchase Agreement dated November 2, 2004, with        (9)
          Signature Credit Corporation
10.10     Consulting Agreement dated November 2, 2004, with            (9)
          Dave Margolin
10.11     Signet Software Agreement dated November 2, 2004, with       (9)
          Dave Margolin and Daryl Rice
10.12     Service Agreement dated September 9, 2004, with Galileo   Attached
          Processing, Inc. (Confidential treatment has been
          requested for a portion of this exhibit)
10.13     Marketer Agreement dated October 5, 2004, with First      Attached
          Federal Savings Bank of Midwest (Confidential treatment
          has been requested for a portion of this exhibit)
14.1      Code of Ethics                                               (8)
23.1      Consent of Auditor                                        Attached
31.1      Rule 13a-14(a) Certification by Principal                 Attached
          Executive Officer
31.2      Rule 13a-14(a) Certification by Principal                 Attached
          Financial Officer
32.1      Section 1350 Certification of Principal                   Attached
          Executive Officer
32.2      Section 1350 Certification of Chief Financial
          Officer                                                   Attached
____________
          * Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000, File No.000-30872.
     (2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 000-30872.
     (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 000-30872.
     (4) Incorporated by reference from the Company's periodic report on Form 8-K dated May 7, 2004, filed with the Securities and Exchange Commission on May 13, 2004, File No. 000-30872.
     (5) Incorporated by reference from the Company's periodic report on Form 8-K dated May 26, 2004, filed with the Securities and Exchange Commission on June 9, 2004, File No. 000-30872.
     (6) Incorporated by reference from the Company's periodic report on Form 8-K dated June 14, 2004, filed with the Securities and Exchange Commission on June 15, 2004, File No. 000-30872.
     (7) Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 000-30872.
     (8) Incorporated by reference from the Company's periodic report on Form 8-K dated August 25, 2004, filed with the Securities and Exchange Commission on August 26, 2004, File No. 000-30872.

     (9) Incorporated by reference from the Company's periodic report on Form 8-K dated November 2, 2004, filed with the Securities and Exchange Commission on November 8, 2004, File No. 000-30872.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $10,067 and $5,300, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $11,927 and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $560 and $500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.

Audit Committee

     Two of the four members on our Board of Directors functions as our audit committee. All of the services described above in this Item 14 for the year ended December 31, 2004, were approved by the Audit Committee.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Trycera Financial, Inc.


Date: April 14, 2005               By: /s/ Matthew S. Kerper
                                       Matthew S. Kerper, President
                                      (Principal Executive Officer)

Date: April 14, 2005               By: /s/ Bryan W. Kenyon
                                       Bryan W. Kenyon, CFO
                                       (Principal Financial Officer, and
                                       Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2005               /s/ Matthew S. Kerper
                                   Matthew S. Kerper, Director

Date: April 14, 2005               /s/ Luan Dang
                                   Luan Dang, Director

Date: April 14, 2005               /s/ Alan S. Knitowksi
                                   Alan S. Knitowski, Director

Date: ________, 2005
                                   Randy Cherkas, Director

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trycera Financial, Inc.

We have audited the accompanying balance sheets of Trycera Financial, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trycera Financial, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Chisholm, Bierwolf & Nilson LLC
Chisholm, Bierwolf & Nilson LLC

Bountiful, Utah
March 15, 2005

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                              Balance Sheets

                                                      December      December
                                                      31, 2004      31, 2003
                                                     -----------   -----------

                                  Assets
Current Assets
  Cash                                               $   974,658   $      -
  Accounts Receivable                                     22,905          -
  Prepaid Expenses                                        13,305          -
  Interest Receivable                                       -              360
  Note Receivable - Related Party                           -            1,200
                                                      ----------    ----------
     Total Current Assets                              1,010,868         1,560

Property & Equipment, Net                                 21,358          -
                                                      ----------    ----------
Other Assets
  Deposits                                                 9,207          -
  Goodwill                                               115,000          -
  Intangible Assets                                        5,000          -
                                                      ----------    ----------
     Total Other Assets                                  129,207          -
                                                      ----------    ----------
     Total Assets                                    $ 1,161,433   $     1,560
                                                      ==========    ==========


                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $    32,331   $    11,323
  Accounts Payable - Related Party                        19,090          -
  Accrued Expenses                                         8,782          -
  Interest Payable                                          -            7,004
  Line of Credit                                          20,000          -
  Note Payable - Related Party                              -           23,906
  Deferred Revenue                                        71,918          -
                                                      ----------    ----------
     Total Current Liabilities                           152,121        42,233

Commitments

Stockholders' Equity

  Preferred Stock, 20,000,000 Shares Authorized,
    $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
    $.001 Par Value; 6,348,703 and 550,000 Shares
    Issued and Outstanding, Respectively                   6,348           550
  Additional Paid In Capital                           1,872,266        10,450
  Deficit Accumulated in the Development Stage          (869,302)      (51,673)
                                                      ----------    ----------
     Total Stockholders' Equity                        1,009,312       (40,673)
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $ 1,161,433   $     1,560
                                                      ==========    ==========

   The accompanying notes are an intregal part of these financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Operations

                                             December       December
                                             31, 2004       31, 2003
                                            -----------    -----------
Revenues
  Consulting                                $    24,000    $      -
  Catalog Shopping                               24,237           -
                                             ----------     ----------
                                                 48,237           -

Cost of Sales                                    40,819           -
                                             ----------     ----------
  Gross Profit                                    7,418           -

Expenses
  Depreciation                                    6,560           -
  Sales and Marketing                            84,480           -
  Technology Costs                               35,722           -
  Salaries and Wages                            230,417           -
  Professional Fees                             265,352           -
  General & Administrative                      131,471         10,602
                                             ----------     ----------
     Total Expenses                             754,002         10,602
                                             ----------     ----------
     Income (Loss) from Operations             (746,584)       (10,602)
                                             ----------     ----------
Other Income (Expenses)
  Interest Income                                 3,914            120
  Interest Expense                              (12,427)        (2,390)
  Impairment of Intangible Assets                60,000           -
                                             ----------     ----------
     Total Other Income (Expenses)              (68,513)        (2,270)
                                             ----------     ----------
     Income (Loss) Before Taxes                (815,097)       (12,872)

     Taxes                                       (2,531)          -
                                             ----------     ----------
     Net Income (Loss)                      $  (817,628)   $   (12,872)
                                             ==========     ==========

     Loss Per Common Share                  $      (.22)   $      (.02)

     Weighted Average Outstanding Shares,
      Retroactively Restated                  3,727,866        550,000

   The accompanying notes are an intregal part of these financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                    Statements of Stockholder's Equity
                 From January 1, 2003 to December 31, 2004

                                                                                                      Accumulated
                                                                                                        From May
                                                                                                        10, 2000
                                                                                         Additional  (Inception) to
                                          Common Stock             Preferred Stock        Paid-In       December
                                       Shares       Amount       Shares       Amount      Capital       31, 2003
                                     ----------   ----------   ----------   ----------   ----------   -------------


Balance, January 1, 2003                550,000   $      550         -      $     -      $   10,450   $   (38,801)

Loss for the period ended
December 31, 2003                          -            -                                                 (12,873)
                                      ---------    ---------    ---------    ---------    ---------    ----------
Balance, at December 31, 2003           550,000          550         -            -          10,450       (51,674)


Forgiveness of Interest on Related
  Party Note                               -            -            -            -           7,705          -

Shares Issued for services
  at $.001 per share                  3,300,000        3,300         -            -          29,700          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                     367,067          367         -            -         274,933          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                   1,264,167        1,264         -            -         897,057          -

Shares issued for the acquisition of
  the assets of Signature Credit
  Corporation at $.75 per share         150,000          150         -            -         112,350          -

Shares issued for conversion of
  Debenture plus accrued interest
  at $.75 per share                     282,302          282         -            -         211,445          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                     435,167          435         -            -         211,445          -

Valuation of Stock Options                 -            -            -            -           2,687          -

Loss for the period ended
  December 31, 2004                        -            -            -            -            -         (817,628)
                                      ---------    ---------    ---------    ---------    ---------    ----------
Balance, December 31, 2004            6,348,703        6,348         -            -      $1,872,267   $  (869,301)
                                      =========    =========    =========    =========    =========    ==========

   The accompanying notes are an intregal part of these financial statements.
                                   F-4


                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Cash Flows
<TABLE
                                                       For the Twelve Months Ended
                                                         December       December
                                                         31, 2004       31, 2003
                                                        -----------    -----------
Cash Flows from Operating Activities
 Net Income (Loss)                                      $  (817,628)   $   (12,872)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
    Depreciation and Amortization                             6,560           -
    Stock Issued for Services                                44,727           -
    Forgiveness of Related Party Interest                     7,705           -
    Impairment Loss on Intangible Assets                     60,000           -
    Stock Options Issued                                      2,687           -
  Change in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable              (22,905)          -
    (Increase) Decrease in Interest Receivable                  360           (120)
    (Increase) Decrease in Prepaid Expenses                 (13,304)          -
    (Increase) Decrease in Deposits                          (9,207)          -
    Increase (Decrease) in Accounts Payable                  21,008         10,602
    Increase (Decrease) in Accounts Payable - Related        19,090           -
    Increase (Decrease) in Interest Payable                    -             2,390
    Increase (Decrease) in Accrued Expenses                   9,341           -
    Increase (Decrease) in Deferred Revenue                  71,918           -
                                                         ----------     ----------
      Net Cash Provided (Used) by Operating Activities     (619,648)          -

Cash Flows from Investing Activities
  Acquisition of Property & Equipment                       (18,323)          -
  Acquisition of Businesses and Other                       (85,000)
  Proceeds received from Notes Receivable                     1,539           -
                                                         ----------     ----------
      Net Cash Provided (Used) by Investing Activities     (101,784)          -

Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock                  1,499,996           -
  Proceeds from Convertible Debenture                       200,000           -
  Proceeds from Line of Credit                               20,000           -
  Proceeds from Issuance of Related Party Note                 -              -
  Payments made on Related Party Notes                      (23,906)          -
                                                         ----------     ----------
      Net Cash Provided (Used) by Financing Activities    1,696,090           -
                                                         ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents        974,658           -

Cash and Cash Equivalents at Beginning of Period               -              -
                                                         ----------     ----------
Cash and Cash Equivalents at End of Period              $   974,658    $      -
                                                         ==========     ==========

Cash Paid for:
  Interest                                              $      -       $      -
  Income Taxes                                                2,531           -

   The accompanying notes are an intregal part of these financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 1 - CORPORATE HISTORY

Trycera Financial, Inc., (the "Company") was incorporated in Nevada on May 10, 2000, under the name Whitelight Technologies, Inc., for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On July 16, 2004, the Company filed a certificate of amendment with the state of Nevada changing the name to Trycera Financial Inc.

Trycera Financial develops and markets a suite of stored value products and catalog shopping cards. Stored value products are defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. We generate revenue by selling our prepaid cards through sales channels that include the following: our own website, online marketing programs, third party card marketers and a network of commissioned sales representatives. Third party card marketers are best represented as companies or organizations that resell our prepaid products through a contractual agreement to share profits and costs with us. Trycera Financial markets its products in the United States and its protectorates.

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

     Within the Company's business, there are two key events that allow it to recognize revenue. The first event is when a consumer purchases a catalog shopping card, and the second event is when a consumer purchases a prepaid or stored value product. With regard to the Company's catalog shopping business, it fulfills the first aspect of SAB 104 when a customer signs and returns one of the Company's membership offerings with the appropriate payment for membership. The second aspect of SAB 104 is met when the Company delivers the catalog shopping card to the consumer. This takes place when the Company fulfills the membership agreement by sending the customer an enrollment package containing the catalog shopping card and a select number of product catalogs for future order placement. The third and fourth criteria are satisfied because the membership price is fixed and known to the customer and payment for membership is collected in advance of issuing the membership package. An alternative justification for

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     criteria four exists by virtue of the fact that the Company's fulfillment begins only after funds are verified by its bank, thus collectibility is reasonably assured. In the case of purchases, sales are booked for the entire amount and the offset is to the accounts receivable, where the Company takes a reserve for bad debt.

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

     With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time. When the Company begins to sell such stored value products, a customer who purchases a prepaid card product will pay an upfront acceptance fee in addition to paying some incremental value to add to the stored value card. The Company will then collect the acceptance fee from the customer, satisfying criteria (i) under SAB 104 with a persuasive evidence of an arrangement. Moreover, the funds have been prepaid by the customer and thus as outlined in criteria (iv) the collectibility is reasonably assured. In both instances, the Company simply supplies a product or financial tool to a customer. There are no unearned income ramifications since the funds are held in an FDIC-insured account by our partner Bank and not under the control of the Company. The consumer may choose to spend or not spend the money on the stored value card, but the Company after the initial transaction has no obligation to provide future products. The Company does host a customer service center to receive and resolve any issues that may arise out of the use of the prepaid card product.

     The consulting revenue the Company received was billed after satisfying the customers' requirement and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

     The Company recognizes revenue from different sources, including: acceptance fees, product sales and consulting fees. For the year ended December 31, 2004, the Company generated, $48,237, in total revenue, $15,446 through acceptance fee income, $24,000 contributed from consulting income and the $8,791 through product sales income.

C.   Cash Equivalents

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

D.   Property and Equipment

     Software and equipment as of December 31, 2004 and 2003 consists of the following and are recorded at cost:

                                           2004          2003
                                        ----------    ----------
     Computer Equipment                 $    8,917    $     -
     Software                               19,001          -
                                         ---------     ---------
     Total fixed assets                     27,918          -
     Accumulated Depreciation               (6,560)         -
                                         ---------     ---------
          Net Software and Equipment    $   21,358    $     -
                                         =========     =========

     Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

          Computer equipment     2 Years
          Software               2 Years

     Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

     Depreciation charged to operations was $6,560 and $0 for the years ended December 31, 2004 and 2003, respectively.

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004, the value of the software acquired through the Signature Credit Corp agreement was decreased by $60,000 following an impairment test conducted by management, at December 31, 2003 no impairments were recognized.

E.   Earnings (Loss) Per Share of Common Stock

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options have been considered in the fully diluted earnings per share calculation in 2003, however the effects of these stock equivalents are anti-dilutive in the 2004 period.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)



                                            For the Years Ended
                                               December 31,
                                            2004          2003
                                         ----------    ----------
     Basic Earnings per share:
        Income (Loss) (numerator)        $ (817,628)   $  (12,872)
        Shares (denominator)              3,727,866       550,000
                                          ---------     ---------
        Per Share Amount                 $     (.22)   $     (.02)

     Fully diluted Earnings per share:
        Income (Loss) (numerator)        $ (817,628)   $  (12,872)
        Shares (denominator)              4,180,366       550,000
                                          ---------     ---------
        Per Share Amount                 $     (.20)   $     (.02)

F.   Stock Options

     The Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, "Accounting for Stock-Based Compensation," which requires the Company to use the Black-Scholes pricing model to estimate the fair value of the options at the option grant date.

G.   Depreciation

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation is computed on the straight line method.

H.   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

I.   Fair Value of Financial Instruments

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

J.   General and Administrative Costs

     General and administrative expenses include fees for office space, insurance, compensated absences, travel and entertainment costs.

K.   Income Taxes

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

L.   Goodwill

     Goodwill represents the excess of the cost of assets acquired in the business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS 141 and 142, the excess price would be amortized using the straight-line method over ten years. Effective January 1, 2002 goodwill will no longer be amortized but rather tested for impairment under the provision of SFAS 142. As of December 31, 2004 there was no impairment of goodwill.

M.   Capital Structure and Security Rights

     Common Stock - The Company is authorized to issue 100,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights.

     Preferred Stock - The Company has authorization to issue 20,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors will be authorized to establish the rights and preferences of any series of the preferred shares without shareholder approval. At this time, the Board has not established a series of the preferred shares and no preferred shares have been issued.

NOTE 3 - NEW TECHNICAL PRONOUCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of
Nonmonetary Assets an amendment of APB Opinion No. 29", based on the principle that exchanges of nonmonetary assets

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 3 - NEW TECHNICAL PRONOUCEMENTS (continued)

should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No.
66 and 67", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.
This statement is effective during fiscal years beginning after June 15, 2005. The adoption of SFAS 152 is not expected to have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 3 - NEW TECHNICAL PRONOUCEMENTS (continued)

majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact that it will have on its share based employee compensation programs.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

On November 2, 2004 the Company issued 150,000 shares of common stock valued at $112,500 and paid cash in the amount of $115,000 for the net assets of Signature Credit Corporation, valued at $112,500. The excess of the consideration paid over the value of the assets has resulted in $115,000 that has been recorded as goodwill.

The Company has adopted SFAS No. 142,"Goodwill and Other Intangible
Assets". Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, and adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. At December 31, 2004, there was no impairment to goodwill.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable is unsecured and bears interest at the rate of 10% per annum. The note receivable is due on demand. As of March 31, 2004, the total accrued interest receivable amount totaled $390. On May 19, 2004, the Company received a total of $1,590 in full satisfaction of the principal and interest of the related party note.

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

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 6 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various corporations whose officers and/or directors are shareholder of the Company. The notes were unsecured, bore an interest rate of 10% per annum and were due and payable on demand.

On May 19, 2004, the Company paid a total of $23,906 in satisfaction of all related party notes. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt," accrued interest of $7,705 was forgiven by the note holders. Accordingly, this amount has been charged against additional paid-in-capital.

At December 31, 2004, the accrued interest associated with the various notes was zero.


The following identifies the Company's note payable obligations:

                                                       December 31, December 31,
                                                          2004         2003
     Related party notes payable due on demand         -----------  -----------
       accruing interest at a rate of 10% per annum     $    -       $  23,906
                                                         --------     --------
          Totals                                        $    -       $  23,906
          Less Current Maturities                            -         (23,906)
                                                         --------     --------
          Total Long-Term Notes Payable                 $    -       $    -

                                                         ========     ========
NOTE 7 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

     Year of Loss      Amount       Expiration Date
     ------------     ---------     ---------------
         2000         $  21,617          2020
         2001             8,114          2021
         2002             9,070          2022
         2003            12,872          2023
         2004           817,628          2024

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 7 - INCOME TAXES (continued)
                                               December 31,  December 31,
                                                   2004          2003
                                               ------------  ------------
Current Tax Asset Value of Net Operating Loss
Carryforwards at Prevailing Federal Tax Rate   $   304,225   $    18,086

Evaluation Allowance                              (304,225)      (18,086)

     Net Tax Asset                             $      -      $      -
                                                ==========    ==========

     Current Income Tax Expense                $      -      $      -
     Deferred Income Tax Benefit                      -             -

The Company has remaining cumulative net operating loss Carryforwards at December 31, 2004 of $817,628 to be offset against future earnings.

NOTE 8 - OPERATING LEASES

On May 24, 2004, the Company entered into a lease agreement to lease office space at 170 Newport Center Drive, Suite 210, Newport Beach, California, 92660. The company pays $3,695 per month for a 1,478 square foot office, for the period ended December 31, 2004.

An amendment to the lease was entered into on December 1, 2004 and commenced December 13, 2004, wherein the rentable square feet increased to 1,580. The monthly lease payments also increased to $4,195. A lease deposit of $4,592 was required prior to the signing of the lease. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs.

Total Lease Commitments:    Year              Amount
                            ----    ---------------------------
                                    December 31,   December 31,
                                        2003           2004
                                    ------------   ------------
                            2005    $   50,340     $     -
                            2006        50,340           -
                            2007        37,755           -
                                     ---------      ---------
                           Total    $  138,435     $     -

Rent Expense for the period ended December 31, 2004 and the year ended December 31, 2003 was $20,372 and 0, respectively.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 9 - STOCKHOLDERS' EQUITY

On November 2, 2004, the Company issued 150,000 shares of common stock at a price of $.75 per share, for the acquisition of all of the fixed assets, rights under leases of equipment and all rights related to the business of Signature Credit Corporation ("SCC"). According, common stock and additional paid-in capital have been charged $150 and $112,350.

During the last quarter of 2004, the Company issued 282,302 shares of common stock in satisfaction of a $200,000 convertible debenture note and accrued interest in the amount of $11,726. The common stock was valued at $.75 share. According, common stock and additional paid-in capital have been charged $282 and $211,444.

On May 4, 2004, the board of directors approved a reverse stock split at the rate of one share for each two (1:2) shares outstanding held by shareholder at the effective time of the reverse split. The Company did not issue any fractional shares due to reverse split. The effect of the reverse split was retroactively applied to all prior issuances.

During the year ended December 31, 2004, the Company issued an aggregate 2,066,401 shares of common stock pursuant to the private offering. Accordingly, common stock and additional paid in capital have been charged $2,066 and $1,497,930, respectively.

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

NOTE 10 - STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 10 - STOCK OPTION PLAN (continued)

following schedule summarizes the activity during the twelve month period ending December 31, 2004:

                                                        2004 Stock Plan
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2004                        -         -
       Options Granted                                2,640,000  $    .56
       Options Exercised                                   -         -
       Options Canceled                                  18,750      -
                                                      ---------   -------
          Options Outstanding at December 31, 2004    2,621,250  $    .56
                                                      =========   =======

          Options Exercisable at December 31, 2004      451,500  $    .24
                                                      =========   =======


The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", $2,687 was recognized for the period ended September 30, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              December 31, 2004
                                              -----------------
     Five Year Risk Free Interest Rate              4.0%
     Dividend Yield                                  0%
     Volatility                                     .001%
     Average Expected Term (Years to Exercise)       1

     Employee stock options outstanding and exercisable under this plan as of December 31, 2004 are:

                               Weighted     Average       Weighted
                   Number of   Average     Remaining       Number     Average
     Range of       Options    Exercise   Contractual    of Options   Exercise
  Exercise Price    Granted     Price     Life (Years)     Vested      Price
  --------------   ---------   --------   ------------   ----------   --------
    $.001-$.85     2,196,250    $ .53         4.5         440,000      $ .26
     $0.75           425,000    $ .15         4.5          12,500      $ .15

NOTE 11 - CONVERTIBLE DEBENTURE - Related Party

On May 12, 2004, the Company issued a convertible debenture note to a corporation that is a shareholder of the Company. The unsecured note bearing an interest rate of 10% per annum and was due and payable on November 12, 2004. The note was convertible into common stock at a rate of $0.75 per share conversion. On December 31, 2004, the Company issued 282,302 shares of common stock in full satisfaction of the note and the accrued interest in the amount of $211,726.

NOTE 12 - SUBSEQUENT EVENTS and CONTINGENCIES

The Company has entered two material agreements that serve as the basis for collecting and distributing earned revenues for and on behalf of the Company.

  Partner Name                    Date of Agreement  Purpose of Agreement
  ------------                    -----------------  --------------------
  Galileo Processing                 09/09/2004      Transactional processing
  Metabank/First Federal Savings     10/05/2004      Banking and membership

In conjunction with these disclosures, the Company has independently submitted redacted agreements for review under the Freedom of Information Act exclusion provisions.