Form 10QSB
period 2005-03-31
Trycera Financial, Inc.
filed 2005-05-16
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2005, there were 6,269,802 shares of the Registrant's Common Stock outstanding.

                             Table of Contents

                                                                       Page
PART I                                                                    3

  ITEM 1.  FINANCIAL STATEMENTS                                           3
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      9
  ITEM 3.  CONTROLS AND PROCEDURES                                       11

PART II                                                                  12

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                       12
  ITEM 5.  OTHER ITEMS                                                   13
  ITEM 6.  EXHIBITS                                                      13

SIGNATURES                                                               14

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                              Balance Sheets

                                                       March        December
                                                      31, 2005      31, 2004
                                                     -----------   -----------

                                  Assets
Current Assets
  Cash                                               $   706,367   $   974,658
  Accounts Receivable                                     13,062        22,905
  Prepaid Expenses                                        12,409        13,305
  Employee Advances                                        1,783          -
  Client Reserves                                          5,000          -
                                                      ----------    ----------
     Total Current Assets                                738,621     1,010,868

Property & Equipment, Net                                  7,431         8,608
                                                      ----------    ----------
Other Assets
  Deposits                                                 9,207         9,207
  Intangible Assets, net                                 123,500       117,751
                                                      ----------    ----------
     Total Other Assets                                  132,707       126,957
                                                      ----------    ----------
     Total Assets                                    $   878,759   $ 1,146,433
                                                      ==========    ==========


                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $    37,395   $    32,331
  Accounts Payable - Related Party                          -            4,090
  Accrued Expenses                                        11,691         8,782
  Line of Credit                                          19,431        20,000
  Portfolio Reserves                                      15,000          -
  Deferred Revenue                                        41,488        71,918
  Deferred Revenue Refund Reserve                          1,828          -
                                                      ----------    ----------
     Total Current Liabilities                           126,833       137,121

Stockholders' Equity

  Preferred Stock, 20,000,000 Shares Authorized,
    $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
    $.001 Par Value; 6,307,302 and 6,307,302 Shares
    Issued and Outstanding, Respectively                   6,307         6,307
  Additional Paid In Capital                           1,891,057     1,891,057
  Accumulated Deficit                                 (1,145,438)     (888,052)
                                                      ----------    ----------
     Total Stockholders' Equity                          751,926    (1,009,312)
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $   878,759   $ 1,146,433
                                                      ==========    ==========

   The accompanying notes are an integral part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Operations

                                            For the Three Months Ended
                                               March          March
                                             31, 2005       31, 2004
                                            -----------    -----------
Revenues
  Catalog Shopping                          $    50,998           -
  Stored Value                                   15,463
                                             ----------     ----------
                                                 66,461           -

Cost of Sales                                    41,362           -
                                             ----------     ----------
  Gross Profit                                   25,099           -

Expenses
  Depreciation                                   (1,759)          -
  Sales and Marketing                            17,864           -
  Technology Costs                                5,776           -
  Salaries and Wages                            135,799           -
  Professional Fees                              80,297           -
  General & Administrative                       44,231          6,635
                                             ----------     ----------
     Total Expenses                             282,208          6,635
                                             ----------     ----------
     Income (Loss) from Operations             (257,109)        (6,635)
                                             ----------     ----------
Other Income (Expenses)
  Interest Income                                    95             30
  Interest Expense                                 (372)          (701)
                                             ----------     ----------
     Total Other Income (Expenses)                 (277)          (671)
                                             ----------     ----------
     Income (Loss) Before Taxes                (257,386)        (7,306)

     Taxes                                         -              -
                                             ----------     ----------
     Net Income (Loss)                      $  (257,386)   $    (7,306)
                                             ==========     ==========

     Loss Per Common Share                  $      (.04)   $      (.01)

     Weighted Average Outstanding Shares,
      Retroactively Restated                  6,307,802        550,000

   The accompanying notes are an integral part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Cash Flows

                                                          For the Three Months Ended
                                                             March          March
                                                           31, 2005       31, 2004
                                                          -----------    -----------
Cash Flows from Operating Activities
 Net Income (Loss)                                        $  (257,386)   $    (7,306)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
    Depreciation and Amortization                              (1,759)          -
  Change in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable                  9,843           -
    (Increase) Decrease in Interest Receivable                   -               (30)
    (Increase) Decrease in Employee Advances                   (1,783)          -
    (Increase) Decrease in Prepaid Expenses                       895           -
    (Increase) Decrease in Client Reserves                     (5,000)          -
    Increase (Decrease) in Accounts Payable                       974          7,336
    Increase (Decrease) in Portfolio Reserves                  15,000           -
    Increase (Decrease) in Deferred Revenue Refund Reserve      1,828           -
    Increase (Decrease) in Accrued Expenses                     2,908           -
    Increase (Decrease) in Deferred Revenue                   (30,429)          -
                                                           ----------     ----------
      Net Cash Provided (Used) by Operating Activities       (264,910)          -

Cash Flows from Investing Activities
  Acquisition of Property & Equipment                          (2,813)          -
                                                           ----------     ----------
      Net Cash Provided (Used) by Investing Activities         (2,813)          -

Cash Flows from Financing Activities
  Payments on Line of Credit                                     (569)          -
                                                           ----------     ----------
      Net Cash Provided (Used) by Financing Activities           (569)          -
                                                           ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents         (268,291)          -

Cash and Cash Equivalents at Beginning of Period              974,658           -
                                                           ----------     ----------
Cash and Cash Equivalents at End of Period                $   706,367    $      -
                                                           ==========     ==========

Cash Paid for:
  Interest                                                $       372    $       701
  Income Taxes                                                   -              -

   The accompanying notes are an integral part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                              March 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.   General

     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.
     These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB for the year ended December 31, 2004. The results of operations for the three months ended
     March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

B.   Earnings (Loss) Per Share of Common Stock

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options have not been considered in the fully diluted earnings per share calculation, because the effect of these stock options would have been anti-dilutive for the periods presented.

                                          March 31,    December 31,
                                            2005          2004
                                         ----------    ----------
     Basic Earnings per share:
        Income (Loss) (numerator)        $ (257,386)   $ (836,378)
        Shares (denominator)              6,307,302     3,727,866
                                          ---------     ---------
        Per Share Amount                 $     (.04)   $     (.22)

     Fully diluted Earnings per share:
        Income (Loss) (numerator)        $ (257,386)   $ (836,378)
        Shares (denominator)              6,307,302     3,727,866
                                          ---------     ---------
        Per Share Amount                 $     (.04)   $     (.22)

NOTE 2 - STOCK OPTION PLAN

     On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                              March 31, 2005

NOTE 2 - STOCK OPTION PLAN (continued)

Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the fifteen month period ending March 31, 2005:

                                                        2004 Stock Plan
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2005                   2,681,250  $    .56
       Options Granted                                   60,000       .75
       Options Exercised                                   -         -
       Options Canceled                                    -         -
                                                      ---------   -------
          Options Outstanding at March 31, 2005       2,741,250  $    .56
                                                      =========   =======

          Options Exercisable at March 31, 2005         627,500  $    .26

The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", $0 and $2,687 was recognized for the period ended March 31, 2005 and year ended December 31, 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              December 31, 2004
                                              -----------------
     Five Year Risk Free Interest Rate              4.17%
     Dividend Yield                                  0%
     Volatility                                     .001%
     Average Expected Term (Years to Exercise)       5

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher tht the historical basis.

     Employee stock options outstanding and exercisable under this plan as of March 31, 2005 are:

                               Weighted     Average       Weighted
                   Number of   Average     Remaining       Number     Average
     Range of       Options    Exercise   Contractual    of Options   Exercise
  Exercise Price    Granted     Price     Life (Years)     Vested      Price
  --------------   ---------   --------   ------------   ----------   --------
    $.001-$.85     2,196,250    $ .53         4.25         602,500      $ .26
     $0.75           485,000    $ .15         4.25          25,000      $ .15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Prior to May 2004, we had no operating history. Based in Newport Beach, California, we are currently in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities. We have a pending registration of certain previously issued shares.

Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended March 31, 2005.

Results of Operations

     During the second quarter ending March 31, 2005, we generated revenues of $66,460 and incurred operating expenses of $282,207, which excludes a cost of goods of $41,362. Since operations commenced in May 2004, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2005, but anticipates that they will increase progressively based upon the expansion of operations during the first quarter of 2005.

Liquidity and Capital Resources

     A primary source of operating capital for the quarter ended March 31, 2005, was from the sale of stock. The sale of stock was related to the offering closed in the fourth quarter of 2004, which offered up to 2,000,000 shares of our common stock at $.75 per share to investors for maximum gross proceeds of $1,500,000.

     The second principal source of our operating capital for the quarter was furnished through the issuance of a convertible debenture and the receipt of $200,000 for the debenture. This six-month 10% convertible debenture was issued on May 12, 2004, upon receipt of the $200,000. The debenture was converted for stock on December 15, 2004 at the rate of $0.75 per share. The conversion included $11,726 of interest, for a total of $211,726, which converted to 282,302 shares of stock. Likewise, neither the debenture nor the shares issuable upon conversion of the debenture, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     As of March 31, 2005, cash totaled $706,367 as compared with $974,658 of cash at December 31, 2004, resulting in a decrease of $268,291 in cash and cash equivalents for the quarter ended March 31, 2005. The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods with cash proceeds of the private common stock offering. In the first quarter we used $260,754 cash in operations. There were no comparable operations or financing activities for the same period last year.

     Working capital was $620,995 at March 31, 2005, as compared with working capital of $882,953 at December 31, 2004. This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering have continued to fund operations in the first quarter 2005 to support the growth of the business. Management believes that with funds from the offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through 2005. Our monthly cash requirements are currently $74,900 per month as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise to approximately $82,000. Without generating any additional revenues, we estimate that cash from our private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2005. Any additional funds from operations would likely extend this estimated period. With the closing of our stock offering, we do not anticipate the need for additional funding from investors.

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

Off-Balance Sheet Arrangements

     During the quarter ended March 31, 2005, we did not engage in any off-balance sheet arrangements.

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

                                  PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended March 31, 2005, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

  * On February 15, 2005, we granted a total of 60,000 options to Alex McClure. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $.75 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. McClure acknowledged he had access to the books and records, including filings made by us with the SEC. Mr. McClure delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

ITEM 5.  OTHER ITEMS

     Pursuant to the terms of the Asset Purchase Agreement between Signature Credit Corporation and the Company, on May 2, 2005, we issued 75,000 shares of common stock to Dave Margolin. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.
Mr. Margolin represented that he was an accredited investor as defined in Rule 501 of Regulation D. Mr. Margolin delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

ITEM 6.  EXHIBITS

     The following exhibits are included as part of this report:

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


                                   Trycera Financial, Inc.

Date:  May 16, 2005                By: /s/ Matthew S. Kerper
                                       Matthew S. Kerper, President
                                       (Principal Executive Officer)


Date:  May 16, 2005                By: /s/ Bryan Kenyon
                                       Bryan Kenyon, Treasurer and
                                       Chief Financial Officer