Form 10KSB/A
period 2004-12-31
Trycera Financial, Inc.
filed 2005-05-24
CIK 1117045

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

At March 22, 2005, there were 6,307,802 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None

                             EXPLANATORY NOTE

     This filing amends Item 6, Item 7 to amend the financial statements, and Item 13, to include an updated consent of the auditor as an exhibit. Except for these amendments, no changes have been made to the report.

                             Table of Contents

PART II                                                                   4

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      4
  ITEM 7.  FINANCIAL STATEMENTS                                           7

PART III                                                                  7

  ITEM 13.  EXHIBITS                                                      7

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

Results of Operations

     During the year ended December 31, 2004, we generated revenues of $48,237 and incurred operating expenses of $765,334, including our cost of goods sold of $40,819. Our primary operating expenses for the year ended December 31, 2004, were payroll and related taxes and benefits ($230,417) and professional and consulting fees ($284,102). Since operations commenced in June of the year ended December 31, 2004, and no revenue was generated in 2003, there is no comparable data for the prior year period. These revenues were generated primarily from our catalog shopping cards and consulting services. Management has not yet determined the amount of revenues and expenses estimated for 2005, but anticipates that they will increase based upon the commencement of operations during 2004.

Liquidity and Capital Resources

     As of December 31, 2004, cash totaled $974,658 as compared with no cash or cash equivalents at December 31, 2003. Cash used in operations was $634,648 during the year ended December 31, 2004. During the same period, cash flows used by investing activities decreased by $86,784 and cash flows from financing activities increased by $1,696,090. There were no comparable investing or financing activities for the same period last year, and since operations commenced in June of the year ended December 31, 2004, there is no material comparable operating data for the same period in the prior year.

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

     Universal Express entered into a card marketing and services agreement with us on March 23, 2005. We will provide Universal Express a Company and association-branded debit card solution for Universal Express customers, including program development and ongoing support.

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

                                 PART III

ITEM 13.  EXHIBITS

     The following exhibits are included as part of this annual report:

Exhibit
No.       Description of Exhibit                                      Location
-------   ----------------------                                      --------
3.1       Articles of Incorporation, as amended June 14, 2004              (6)
3.2       Current Bylaws                                                   (7)
4.1       Form of Common Stock Certificate                                 (1)
4.2       2004 Stock Option/Stock Issuance Plan *                          (4)
4.3       Stock Acquisition Agreement dated November 2, 2004, with         (9)
          Dave Margolin, as amended
4.4       Stock Acquisition Agreement dated November 2, 2004, with         (9)
          Victor Lee
10.1      Replacement Promissory Note dated May 18, 2002                   (3)
10.2      Promissory Note dated November 2, 2001                           (2)
10.3      Promissory Note dated June 14, 2002                              (3)
10.4      Promissory Note dated December 31, 2002                          (3)
10.5      Debenture for $200,000 with Trymetris Capital Fund I, LLC        (4)
10.6      Consulting Agreement dated May 10, 2004, with Cygni              (4)
          Capital LLC and Ecewa Capital, LLC
10.7      Employment Agreement with Matthew S. Kerper *                    (5)
10.8      Employment Agreement with Bryan Kenyon  *                        (5)
10.9      Asset Purchase Agreement dated November 2, 2004, with            (9)
          Signature Credit Corporation
10.10     Consulting Agreement dated November 2, 2004, with                (9)
          Dave Margolin
10.11     Signet Software Agreement dated November 2, 2004, with           (9)
          Dave Margolin and Daryl Rice
10.12     Service Agreement dated September 9, 2004, with Galileo         (10)
          Processing, Inc. (Confidential treatment has been requested for a portion of this exhibit)
10.13 Marketer Agreement dated October 5, 2004, with First Federal (10) Savings Bank of Midwest (Confidential treatment has been requested for a portion of this exhibit)

14.1      Code of Ethics                                                   (8)
23.1      Consent of Auditor                                           Attached
31.1      Rule 13a-14(a) Certification by Principal Executive Officer  Attached
31.2      Rule 13a-14(a) Certification by Principal Financial Officer  Attached
32.1      Section 1350 Certification of Principal Executive Officer    Attached
32.2      Section 1350 Certification of Chief Financial Officer        Attached

          * Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000, File No.000-30872.
     (2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 000-30872.
     (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 000-30872.
     (4) Incorporated by reference from the Company's periodic report on Form 8-K dated May 7, 2004, filed with the Securities and Exchange
Commission on May 13, 2004, File No. 000-30872.
     (5) Incorporated by reference from the Company's periodic report on Form 8-K dated May 26, 2004, filed with the Securities and Exchange Commission on June 9, 2004, File No. 000-30872.
     (6) Incorporated by reference from the Company's periodic report on Form 8-K dated June 14, 2004, filed with the Securities and Exchange Commission on June 15, 2004, File No. 000-30872.
     (7) Incorporated by reference from the Company's quarterly report on Form 10 QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 000-30872.
     (8) Incorporated by reference from the Company's periodic report on Form 8-K dated August 25, 2004, filed with the Securities and Exchange Commission on August 26, 2004, File No. 000-30872.
     (9) Incorporated by reference from the Company's periodic report on Form 8-K dated November 2, 2004, filed with the Securities and Exchange Commission on November 8, 2004, File No. 000-30872.
     (10) Incorporated by reference from the Company's 2004 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005, File No. 000-30872.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Trycera Financial, Inc.


Date:  May 23, 2005                     By: /s/ Matthew S. Kerper
                                            Matthew S. Kerper, President
                                            (Principal Executive Officer)

Date:  May 23, 2005                     By: /s/ Bryan W. Kenyon
                                            Bryan W. Kenyon, CFO
                                            (Principal Financial Officer,
                                            and Principal Accounting Officer)

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


/s/ Chisholm, Bierwolf & Nilson LLC
Chisholm, Bierwolf & Nilson LLC

Bountiful, Utah
March 15, 2005

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                              Balance Sheets

                                                      December      December
                                                      31, 2004      31, 2003
                                                     -----------   -----------

                                  Assets
Current Assets
  Cash                                               $   974,658   $      -
  Accounts Receivable                                     22,905          -
  Prepaid Expenses                                        13,305          -
  Interest Receivable                                       -              360
  Note Receivable - Related Party                           -            1,200
                                                      ----------    ----------
     Total Current Assets                              1,010,868         1,560

Property & Equipment, Net                                  8,608          -

Other Assets
  Deposits                                                 9,207          -
  Other Intangible Assets, less accumulated
   amortization of $6,250 and $0 at 2004 and
   2003, respectively                                    117,751          -
                                                      ----------    ----------
     Total Other Assets                                  126,957          -
                                                      ----------    ----------
     Total Assets                                    $ 1,146,433   $     1,560
                                                      ==========    ==========


                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $    32,331   $    11,323
  Accounts Payable - Related Party                         4,090          -
  Accrued Expenses                                         8,782          -
  Interest Payable                                          -            7,004
  Line of Credit                                          20,000          -
  Note Payable - Related Party                              -           23,906
  Deferred Revenue                                        71,918          -
                                                      ----------    ----------
     Total Current Liabilities                           137,121        42,233

Commitments

Stockholders' Equity

  Preferred Stock, 20,000,000 Shares Authorized,
    $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
    $.001 Par Value; 6,307,302 and 550,000 Shares
    Issued and Outstanding, Respectively                   6,307           550
  Additional Paid In Capital                           1,891,057        10,450
  Accumulated Deficit                                   (888,052)      (51,673)
                                                      ----------    ----------
     Total Stockholders' Equity                        1,009,312       (40,673)
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $ 1,146,433   $     1,560
                                                      ==========    ==========

   The accompanying notes are an intregal part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Operations

                                             December       December
                                             31, 2004       31, 2003
                                            -----------    -----------
Revenues
  Consulting                                $    24,000    $      -
  Catalog Shopping                               24,237           -
                                             ----------     ----------
                                                 48,237           -

Cost of Sales                                    40,819           -
                                             ----------     ----------
  Gross Profit                                    7,418           -

Expenses
  Depreciation and Amortization                   6,560           -
  Sales and Marketing                            84,480           -
  Technology Costs                               35,722           -
  Salaries and Wages                            230,417           -
  Professional Fees                             284,102           -
  General & Administrative                      131,471         10,602
                                             ----------     ----------
     Total Expenses                             772,752         10,602
                                             ----------     ----------
     Income (Loss) from Operations             (765,334)       (10,602)
                                             ----------     ----------
Other Income (Expenses)
  Interest Income                                 3,914            120
  Interest Expense                              (12,427)        (2,390)
  Impairment of Intangible Assets                60,000           -
                                             ----------     ----------
     Total Other Income (Expenses)              (68,513)        (2,270)
                                             ----------     ----------
     Income (Loss) Before Taxes                (833,847)       (12,872)

     Taxes                                       (2,531)          -
                                             ----------     ----------
     Net Income (Loss)                      $  (836,378)   $   (12,872)
                                             ==========     ==========

     Loss Per Common Share                  $      (.22)   $      (.02)

     Weighted Average Outstanding Shares,
      Retroactively Restated                  3,727,866        550,000

   The accompanying notes are an intregal part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                    Statements of Stockholder's Equity
                 From January 1, 2003 to December 31, 2004

                                                                                                      Accumulated
                                                                                                        From May
                                                                                                        10, 2000
                                                                                         Additional  (Inception) to
                                         Preferred Stock              Common Stock        Paid-In       December
                                       Shares       Amount       Shares       Amount      Capital       31, 2003
                                     ----------   ----------   ----------   ----------   ----------   -------------


Balance, January 1, 2003                   -            -         550,000   $      550   $   10,450   $   (38,801)

Loss for the period ended
December 31, 2003                          -            -            -            -            -          (12,873)
                                      ---------    ---------    ---------    ---------    ---------    ----------
Balance, at December 31, 2003              -            -         550,000          550       10,450       (51,674)


Forgiveness of Interest on Related
  Party Note                               -            -            -            -           7,705          -

Shares Issued for services
  at $.001 per share                       -            -       3,300,000        3,300       29,700          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                        -            -         367,067          367      274,933          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                        -            -       1,264,167        1,264      897,057          -

Shares issued for the acquisition of
  the assets of Signature Credit
  Corporation at $.75 per share            -            -         150,000          150      112,350          -

Shares issued for conversion of
  Debenture plus accrued interest
  at $.75 per share                        -            -         282,302          282      211,445          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                        -            -         368,766          369      326,005          -

Shares Issued for services
  at $.75 per share                        -            -          25,000           25       18,725          -

Valuation of Stock Options                 -            -            -            -           2,687          -

Loss for the period ended
  December 31, 2004                        -            -            -            -            -         (836,378)
                                      ---------    ---------    ---------    ---------    ---------    ----------
Balance, December 31, 2004                 -      $     -       6,307,802   $    6,307   $1,891,057   $  (888,052)
                                      =========    =========    =========    =========    =========    ==========

   The accompanying notes are an intregal part of the financial statements.
                                   F-4


                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Cash Flows
<TABLE
                                                       For the Twelve Months Ended
                                                         December       December
                                                         31, 2004       31, 2003
                                                        -----------    -----------
Cash Flows from Operating Activities
 Net Income (Loss)                                      $  (836,378)   $   (12,872)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
    Depreciation and Amortization                             6,560           -
    Stock Issued for Services                                63,477           -
    Forgiveness of Related Party Interest                     7,705           -
    Impairment Loss on Intangible Assets                     60,000           -
    Stock Options Issued                                      2,687           -
  Change in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable              (22,905)          -
    (Increase) Decrease in Interest Receivable                  360           (120)
    (Increase) Decrease in Prepaid Expenses                 (13,304)          -
    (Increase) Decrease in Deposits                          (9,207)          -
    Increase (Decrease) in Accounts Payable                  21,008         10,602
    Increase (Decrease) in Accounts Payable - Related         4,090           -
    Increase (Decrease) in Interest Payable                    -             2,390
    Increase (Decrease) in Accrued Expenses                   9,341           -
    Increase (Decrease) in Deferred Revenue                  71,918           -
                                                         ----------     ----------
      Net Cash Provided (Used) by Operating Activities     (634,648)          -

Cash Flows from Investing Activities
  Acquisition of Property & Equipment                        (3,323)          -
  Acquisition of Businesses and Other                       (85,000)
  Proceeds received from Notes Receivable                     1,539           -
                                                         ----------     ----------
      Net Cash Provided (Used) by Investing Activities      (86,784)          -

Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock                  1,499,996           -
  Proceeds from Convertible Debenture                       200,000           -
  Proceeds from Line of Credit                               20,000           -
  Proceeds from Issuance of Related Party Note                 -              -
  Payments made on Related Party Notes                      (23,906)          -
                                                         ----------     ----------
      Net Cash Provided (Used) by Financing Activities    1,696,090           -
                                                         ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents        974,658           -

Cash and Cash Equivalents at Beginning of Period               -              -
                                                         ----------     ----------
Cash and Cash Equivalents at End of Period              $   974,658    $      -
                                                         ==========     ==========

Cash Paid for:
  Interest                                              $      -       $      -
  Income Taxes                                                2,531           -

   The accompanying notes are an intregal part of the financial statements.

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

     Within the Company's business, there are three key events that allow it to recognize revenue. The first event is when a consumer purchases a catalog shopping card, the second is when a consumer buys goods using the catalog shopping card and the third event is when a consumer purchases a prepaid or stored value product. With regard to the Company's catalog shopping business, it fulfills the first aspect of SAB 104 when a customer signs and returns one of the Company's membership offerings with the appropriate payment for membership. The second aspect of SAB 104 is met when the Company delivers the catalog shopping card to the consumer. This takes place when the Company fulfills the membership agreement by sending the customer an enrollment package containing the catalog shopping card and a select number of product catalogs for future order placement. The third and fourth criteria are satisfied because the membership price is fixed and known to the customer and payment for membership is collected in advance of issuing the membership package. An alternative justification for

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     criteria four exists by virtue of the fact that the Company's fulfillment begins only after funds are verified by its bank, thus collectibility is reasonably assured. In the case of purchases, sales are booked for the entire amount and the offset is to the accounts receivable, where the Company takes a reserve for bad debt.

     Once a consumer has purchased a catalog shopping card, the individual may elect to buy goods using the available spending limit on the card itself. The consumer will identify products to purchase from one or more of the Company's catalogs. The consumer will then fill out appropriate order forms or shop online and submit a down payment.
     This down payment is between 25% and 33% of the total purchase amount. This down payment is then processed by the Company, and once the funds are verified, the amount of the down payment is booked as earned revenue, while the remainder of the purchase balance is then booked as accounts receivable. The consumer is then billed monthly for any outstanding balances with a minimum payment due. In terms of the Signature Credit product line, the membership income is based off a yearly membership fee and accordingly the Company books the entire amount of sales into a deferred revenue account and on a monthly basis the Company recognizes one month of revenue for each of twelve months until the entire membership is realized and satisfied.

     With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time. When the Company begins to sell such stored value products, a customer who purchases a prepaid card product will pay an upfront acceptance fee in addition to paying some incremental value to add to the stored value card. The Company recognizes only the acceptance fee revenues, as the actual pre-funded load value is electronically transferred from our partner processor to an FDIC-insured account at our partner bank. The Company never possesses the actual pre-funded load value, which resides in a secure account at our processor before being sent to a non-Company accessible customer funding account at our bank. As a result, there is no general accounting treatment for the amounts pre-funded on the stored value cards. With respect to the acceptance fee, the Company will collect the acceptance fee from the customer, satisfying criteria
     (i) under SAB 104 with a persuasive evidence of an arrangement. Moreover, the funds have been prepaid by the customer and thus as outlined in criteria (iv) the collectibility is reasonably assured. In both instances, the Company simply supplies a product or financial tool to a customer. There are no unearned income ramifications since the funds are held in an FDIC-insured account by our partner Bank and not under the control of the Company. The consumer may choose to spend or not spend the money on the stored value card, but the Company after the initial transaction has no obligation to provide future products. The Company does host a customer service center to receive and resolve any issues that may arise out of the use of the prepaid card product.

     The consulting revenue the Company received was billed after satisfying the customers' requirement and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

     The Company recognizes revenue from different sources, including: acceptance fees, product sales and consulting fees. For the year ended December 31, 2004, the Company generated $48,237, in total revenue, $15,446 through acceptance fee income, $24,000 contributed from consulting income and the $8,791 through product sales income.

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

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

D.   Property and Equipment

     Software and equipment as of December 31, 2004 and 2003 consists of the following and are recorded at cost:

                                           2004          2003
                                        ----------    ----------
     Computer Equipment                 $    8,917    $     -
                                         ---------     ---------
     Total fixed assets                      8,917          -
     Accumulated Depreciation                 (310)         -
                                         ---------     ---------
          Net Software and Equipment    $    8,607    $     -
                                         =========     =========

     Provision for depreciation of equipment is computed on the straight-line method for financial reporting purposes.
     Depreciation is based upon estimated useful lives as follows:

          Computer equipment     2 Years

     Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

     Depreciation charged to operations was $310 and $0 for the years ended December 31, 2004 and 2003, respectively.

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

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)



                                            For the Years Ended
                                               December 31,
                                            2004          2003
                                         ----------    ----------
     Basic Earnings per share:
        Income (Loss) (numerator)        $ (836,378)   $  (12,872)
        Shares (denominator)              3,727,866       550,000
                                          ---------     ---------
        Per Share Amount                 $     (.22)   $     (.02)

     Fully diluted Earnings per share:
        Income (Loss) (numerator)        $ (836,378)   $  (12,872)
        Shares (denominator)              4,180,366       550,000
                                          ---------     ---------
        Per Share Amount                 $     (.20)   $     (.02)

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

L.   Concentrations
     Financial instruments that potentially subject Trycera Financial, Inc. (the Company) to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

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

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 3 - NEW TECHNICAL PRONOUCEMENTS (continued)

should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2005.The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

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

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

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

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements.

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

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 4 - INTANGIBLE ASSETS

On November 2, 2004 the Company issued 150,000 shares of common stock valued at $112,500 and paid cash in the amount of $100,000 for the net assets of Signature Credit Corporation, valued at $212,500. The Company paid $112,500 for the fixed assets including, a Signature Credit customized software database system valued at $75,000, office equipment and supplies valued at $24,775, five existing domain names valued at $5,000 and existing accounts receivable valued at $7,725. The remainder of the consideration, $100,000 was allocated to intangible assets in the form of the existing Signature customer base. Management believes that future revenues generated from the existing customer base will exceed the cost allocated to intangible asset.

The Company has adopted SFAS No. 142,"Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets are no longer amortized, but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, and adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. At December 31, 2004 there was no impairment to the intangible assets.

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

NOTE 6 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company.  The notes were unsecured, bore an interest rate of 10% per annum and were associated with the various notes was zero.
                                                       December 31, December 31,
The Company has the following note payable obligations:   2004         2003
                                                       -----------  -----------
     Related party notes payable due on demand
     accruing interest at a rate of 10% per annum       $    -       $  23,906
                                                         --------     --------
          Totals                                        $    -       $  23,906
          Less Current Maturities                            -         (23,906)
                                                         --------     --------
          Total Long-Term Notes Payable                 $    -       $    -
                                                         ========     ========

     On May 19, 2004, the Company paid a total of $23,906 in satisfaction of all related party notes. As a result, the Company eliminated the corresponding liability since the debt was extinguished. In this case, the Company paid the creditor and relieved its obligation for the liability. The creditor was delivered cash, and the accrued interest of $7,705 was forgiven by the note holders. In accordance with APB 26, paragraph 20, footnote 1, this has been treated as a capital transaction and the amount has been charged against additional paid-in-capital.

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

     Year of Loss      Amount       Expiration Date
     ------------     ---------     ---------------
         2000         $  21,617          2020
         2001             8,114          2021
         2002             9,070          2022
         2003            12,872          2023
         2004           836,378          2024

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

The Company has remaining cumulative net operating loss Carryforwards at December 31, 2004 of $836,378 to be offset against future earnings.

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

Total Lease Commitments:    Year              Amount
                            ----    ---------------------------
                                    December 31,   December 31,
                                        2004           2003
                                    ------------   ------------
                            2005    $   50,340     $     -
                            2006        50,340           -
                            2007        37,755           -
                                     ---------      ---------
                           Total    $  138,435     $     -

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

During the year ended December 31, 2004, the Company issued 25,000 shares of common stock to an individual for services rendered in behalf of the Company. Accordingly, common stock and additional paid in capital have been charged $25 and $18,725, respectively.

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

During the year ended December 31, 2004, the Company issued an aggregate 2,000,000 shares of common stock pursuant to the private offering. Accordingly, common stock and additional paid in capital have been charged $2,000 and $1,497,995, respectively.

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

following schedule summarizes the activity during the twelve month period ending December 31, 2004:
                                                        2004 Stock Plan
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2004                        -         -
       Options Granted                                2,640,000  $    .56
       Options Exercised                                   -         -
       Options Canceled                                 (18,750)     -
                                                      ---------   -------
          Options Outstanding at December 31, 2004    2,621,250  $    .56
                                                      =========   =======

          Options Exercisable at December 31, 2004      452,500  $    .24
                                                      =========   =======

     The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", $2,687 was recognized for the year ended December 31, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              December 31, 2004
                                              -----------------
     Five Year Risk Free Interest Rate              4.0%
     Dividend Yield                                  0%
     Volatility                                     .001%
     Average Expected Term (Years to Exercise)       5

     Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

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

The following represents the key vesting timeframes and general terms included in the stock option plans for the Company Executives:

For the initial key personnel, employment agreements outlined provisions for the performance-based vesting terms. The exercise price of the options granted to the employees is $0.25 of the first quarter of the options granted; $0.45 for the next quarter; $0.65 for the next quarter; and $0.85 for the final quarter granted. The options granted to the employees shall vest as follows: 1/12th per quarter for each quarter of company revenue exceeding the previous quarter of revenue since his date of hire, independent of whether the revenue is generated from acquisition or non-acquisition business activities, 1/12th for each $250K in aggregate gross revenue growth from the day he commences work at the company, and/or at the three year six month anniversary of his employment with the company.

For the subsequent option grants for all other Company associates, refer to the 2004 Stock Option /Stock Issuance Plan, whereby the exercise price of the options granted was determined to be the $0.75 per share price and vests according to 1/4 of the options vesting after the first 12 months and then 1/36 of the options vesting each month, where all options are vested after 48 continuous months of service.

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

NOTE 12 - SUBSEQUENT EVENTS and CONTINGENCIES

     The Company has entered two material agreements that serve as the basis for collecting and distributing earned revenues for and on behalf of the Company. Each agreement represents a fundamental component of the infrastructure needed to conduct the Company's business. The transactional processing agreement allows the Company to communicate with and utilize technology to issue, track and transfer funds to business partners who sell and consumers who purchase our stored value products and services. The banking and membership agreement allows the Company to collect fees and revenues associated with the use of our stored value products and services by the consumers. The banking agreement also allows consumers to have a non-Company controlled, FDIC-insured repository for their cardholder funds. Without one or both of these agreements in place, the Company cannot sustain a stored value business.

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