Form 10KSB/A
period 2004-12-31
Trycera Financial, Inc.
filed 2005-06-09
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Form 10-KSB/A-2

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

                             EXPLANATORY NOTE

     This filing amends the notes to the financial statements included in
Item 7. This filing also amends Item 13, to include an updated consent of the auditor as an exhibit. Except for these amendments, no changes have been made to the report.

                             Table of Contents

PART II                                                                   4

  ITEM 7.  FINANCIAL STATEMENTS                                           4

PART III                                                                  4

  ITEM 13.  EXHIBITS                                                      4

                                  PART II


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

                                        Trycera Financial, Inc.


Date:  June 8, 2005                     By: /s/ Matthew S. Kerper
                                            Matthew S. Kerper, President
                                            (Principal Executive Officer)

Date:  June 8, 2005                     By: /s/ Bryan W. Kenyon
                                            Bryan W. Kenyon, CFO
                                            (Principal Financial Officer,
                                            and Principal Accounting Officer)

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

     Once a consumer has purchased a catalog shopping card, the individual may elect to buy goods using the available spending limit on the card itself. The consumer will identify products to purchase from one or more of the Company's catalogs. The consumer will then fill out appropriate order forms or shop online and submit a down payment.
     This down payment is between 25% and 33% of the total purchase amount.
     This down payment is then processed by the Company, and once the funds are verified, the amount of the purchase is booked as earned revenue, and the product is shipped to the customer. The consumer is then billed monthly for any outstanding balances with a minimum payment due. In terms of the Signature Credit product line, the membership income is based off a yearly membership fee and accordingly the Company books the entire amount of sales into a deferred revenue account and on a monthly basis the Company recognizes one month of revenue for each of twelve months until the entire membership is realized and satisfied.

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

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.
If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2004 there was no impairment to the intangible assets.

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
                                                      =========   =======

     The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $2,687 was recognized for the year ended December 31, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

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