Form 10KSB/A
period 2004-12-31
Trycera Financial, Inc.
filed 2005-07-19
CIK 1117045

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Form 10-KSB/A-3

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the twelve months ended December 31, 2004, were $43,519.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,461,726, computed by reference to the price at which the common shares were sold.

At March 22, 2005, there were 6,307,302 shares of the registrant's common stock outstanding.

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

Results of Operations

     During the year ended December 31, 2004, we generated revenues of $43,519 and incurred operating expenses of $778,520, including our cost of goods sold of $40,954. Our primary operating expenses for the year ended December 31, 2004, were payroll and related taxes and benefits ($230,417) and professional and consulting fees ($284,102). Since operations commenced in June of the year ended December 31, 2004, and no revenue was generated in 2003, there is no comparable data for the prior year period. These revenues were generated primarily from our catalog shopping cards and consulting services. Management has not yet determined the amount of revenues and expenses estimated for 2005, but anticipates that they will increase based upon the commencement of operations during 2004.

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

                                        Trycera Financial, Inc.


Date:  July 19, 2005                    By: /s/ Matthew S. Kerper
                                            Matthew S. Kerper, President
                                            (Principal Executive Officer)

Date:  July 19, 2005                    By: /s/ Bryan W. Kenyon
                                            Bryan W. Kenyon, CFO
                                            (Principal Financial Officer,
                                            and Principal Accounting Officer)

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


/s/ Chisholm, Bierwolf & Nilson LLC
Chisholm, Bierwolf & Nilson LLC

Bountiful, Utah
March 15, 2005

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                              Balance Sheets

                                                      December      December
                                                      31, 2004      31, 2003
                                                     -----------   -----------

                                  Assets
Current Assets
  Cash                                               $   974,658   $      -
  Accounts Receivable, net                                21,425          -
  Prepaid Expenses                                        13,305          -
  Interest Receivable                                       -              360
  Note Receivable - Related Party                           -            1,200
                                                      ----------    ----------
     Total Current Assets                              1,009,388         1,560

Property & Equipment, Net                                  8,608          -

Other Assets
  Deposits                                                 9,207          -
  Definite Life Intangible Assets, net, less
   accumulated amortization of $14,583 and $0
   at 2004 and 2003, respectively                        109,418          -
                                                      ----------    ----------
     Total Other Assets                                  118,625          -
                                                      ----------    ----------
     Total Assets                                    $ 1,136,621   $     1,560
                                                      ==========    ==========


                    Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $    32,331   $    11,323
  Accounts Payable - Related Party                         4,090          -
  Accrued Expenses                                         8,782          -
  Interest Payable                                          -            7,004
  Line of Credit                                          20,000          -
  Note Payable - Related Party                              -           23,906
  Customer Funds Clearing                                  1,267
  Deferred Revenue, net                                   74,025          -
                                                      ----------    ----------
     Total Current Liabilities                           140,495        42,233

Commitments

Stockholders' Equity

  Preferred Stock, 20,000,000 Shares Authorized,
    $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
    $.001 Par Value; 6,307,302 and 550,000 Shares
    Issued and Outstanding, Respectively                   6,307           550
  Additional Paid In Capital                           1,891,057        10,450
  Accumulated Deficit                                   (901,238)      (51,673)
                                                      ----------    ----------
     Total Stockholders' Equity                          996,126       (40,673)
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $ 1,136,621   $     1,560
                                                      ==========    ==========

   The accompanying notes are an intregal part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Operations

                                             December       December
                                             31, 2004       31, 2003
                                            -----------    -----------
Revenues
  Consulting                                $    24,000    $      -
  Catalog Shopping                               19,519           -
                                             ----------     ----------
                                                 43,519           -

Cost of Sales                                    40,954           -
                                             ----------     ----------
  Gross Profit                                    2,565           -

Expenses
  Depreciation and Amortization                  14,893           -
  Sales and Marketing                            84,480           -
  Technology Costs                               35,722           -
  Salaries and Wages                            230,417           -
  Professional Fees                             284,102           -
  General & Administrative                      131,471         10,602
                                             ----------     ----------
     Total Expenses                             781,085         10,602
                                             ----------     ----------
     Income (Loss) from Operations             (778,520)       (10,602)
                                             ----------     ----------
Other Income (Expenses)
  Interest Income                                 3,914            120
  Interest Expense                              (12,427)        (2,390)
  Impairment of Intangible Assets                60,000           -
                                             ----------     ----------
     Total Other Income (Expenses)              (68,513)        (2,270)
                                             ----------     ----------
     Income (Loss) Before Taxes                (847,033)       (12,872)

     Taxes                                       (2,531)          -
                                             ----------     ----------
     Net Income (Loss)                      $  (849,564)   $   (12,872)
                                             ==========     ==========

     Loss Per Common Share                  $      (.23)   $      (.02)

     Weighted Average Outstanding Shares,
      Retroactively Restated                  3,727,866        550,000

   The accompanying notes are an intregal part of the financial statements.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                    Statements of Stockholder's Equity
                 From January 1, 2003 to December 31, 2004

                                                                                                      Accumulated
                                                                                                        From May
                                                                                                        10, 2000
                                                                                         Additional  (Inception) to
                                         Preferred Stock              Common Stock        Paid-In       December
                                       Shares       Amount       Shares       Amount      Capital       31, 2003
                                     ----------   ----------   ----------   ----------   ----------   -------------


Balance, January 1, 2003                   -            -         550,000   $      550   $   10,450   $   (38,801)

Loss for the period ended
December 31, 2003                          -            -            -            -            -          (12,873)
                                      ---------    ---------    ---------    ---------    ---------    ----------
Balance, at December 31, 2003              -            -         550,000          550       10,450       (51,674)


Forgiveness of Interest on Related
  Party Note                               -            -            -            -           7,705          -

Shares Issued for services
  at $.001 per share                       -            -       3,300,000        3,300       29,700          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                        -            -         367,067          367      274,933          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                        -            -       1,264,167        1,264      897,057          -

Shares issued for the acquisition of
  the assets of Signature Credit
  Corporation at $.75 per share            -            -         150,000          150      112,350          -

Shares issued for conversion of
  Debenture plus accrued interest
  at $.75 per share                        -            -         282,302          282      211,445          -

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                        -            -         368,766          369      326,005          -

Shares Issued for services
  at $.75 per share                        -            -          25,000           25       18,725          -

Valuation of Stock Options                 -            -            -            -           2,687          -

Loss for the period ended
  December 31, 2004                        -            -            -            -            -         (849,564)
                                      ---------    ---------    ---------    ---------    ---------    ----------
Balance, December 31, 2004                 -      $     -       6,307,302   $    6,307   $1,891,057   $  (901,238)
                                      =========    =========    =========    =========    =========    ==========

   The accompanying notes are an intregal part of the financial statements.
                                   F-4


                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                         Statements of Cash Flows
<TABLE
                                                       For the Twelve Months Ended
                                                         December       December
                                                         31, 2004       31, 2003
                                                        -----------    -----------
Cash Flows from Operating Activities
 Net Income (Loss)                                      $  (849,564)   $   (12,872)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
    Depreciation and Amortization                            14,893           -
    Stock Issued for Services                                63,477           -
    Forgiveness of Related Party Interest                     7,705           -
    Impairment Loss on Intangible Assets                     60,000           -
    Stock Options Issued                                      2,687           -
  Change in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable              (21,425)          -
    (Increase) Decrease in Interest Receivable                  360           (120)
    (Increase) Decrease in Prepaid Expenses                 (13,304)          -
    (Increase) Decrease in Deposits                          (9,207)          -
    Increase (Decrease) in Accounts Payable                  21,008         10,602
    Increase (Decrease) in Accounts Payable - Related         4,090           -
    Increase (Decrease) in Interest Payable                    -             2,390
    Increase (Decrease) in Accrued Expenses                   9,341           -
    Increase (Decrease) in Customer Funds Clearing            1,267           -
    Increase (Decrease) in Deferred Revenue                  74,024           -
                                                         ----------     ----------
      Net Cash Provided (Used) by Operating Activities     (634,648)          -

Cash Flows from Investing Activities
  Acquisition of Property & Equipment                        (3,323)          -
  Acquisition of Businesses and Other                       (85,000)
  Proceeds received from Notes Receivable                     1,539           -
                                                         ----------     ----------
      Net Cash Provided (Used) by Investing Activities      (86,784)          -

Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock                  1,499,996           -
  Proceeds from Convertible Debenture                       200,000           -
  Proceeds from Line of Credit                               20,000           -
  Proceeds from Issuance of Related Party Note                 -              -
  Payments made on Related Party Notes                      (23,906)          -
                                                         ----------     ----------
      Net Cash Provided (Used) by Financing Activities    1,696,090           -
                                                         ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents        974,658           -

Cash and Cash Equivalents at Beginning of Period               -              -
                                                         ----------     ----------
Cash and Cash Equivalents at End of Period              $   974,658    $      -
                                                         ==========     ==========

Cash Paid for:
  Interest                                              $      -       $      -
  Income Taxes                                                2,531           -

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

     Within the Company's business, there are three separate key events that allow it to recognize revenue. The first event is when a consumer purchases a catalog shopping card membership, the second is when a consumer with an active membership buys goods using their catalog shopping card and the third event is when a consumer purchases a prepaid or stored value product. With regard to the Company's catalog shopping business, it fulfills the first aspect of SAB 104 when a customer signs and returns one of the Company's Tru Platinum membership offerings with the appropriate payment for membership.
     The second aspect of SAB 104 is met when the Company delivers the catalog shopping card to the consumer. This takes place when the Company fulfills the membership agreement by sending the customer an enrollment package containing the catalog shopping card and a select number of product catalogs for future order placement. The third and fourth criteria are satisfied because the membership price is fixed and known to the customer and payment for membership is collected in advance of issuing the membership package. An alternative justification for

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     criteria four exists by virtue of the fact that the Company's fulfillment begins only after funds are verified by its bank, thus collectibility is reasonably assured. From a recognition standpoint, the catalog shopping card revenue is recognized only after the product has been shipped to the customer. This recognition of such revenue is based on a five day assumed delivery period for the product. In addition, the Company has elected to account for customer refunds by reserving a percentage of the membership income received against a liability for future refunds. In terms of the Signature Credit product line, the membership income is based off a yearly membership fee. After the company verifies the funds and waits the five days after shipping the membership package to the customer and establishing a reserve against future refunds. The Company books the gross sales less the fifteen percent set aside for refund reserves into a deferred revenue account and on a monthly basis the Company recognizes one month of revenue for each of twelve months until the entire membership is realized and satisfied.

     Separately, once a consumer has purchased a catalog shopping card, the individual member may elect to buy goods using the available spending limit on the card itself. The consumer will identify products to purchase from one or more of the Company's catalogs. The consumer will then fill out an appropriate order forms or shop online and submit a down payment. This down payment is between 25% and 33% of the total purchase amount. This down payment is then processed by the Company, and once the funds have been verified, the product is shipped to the customer. Five days after the shipment has been sent to the customer, the company recognizes the transaction as complete and books the order as a sale and will book the portion still owed against the purchase to accounts receivable. The company also books a monthly entry for bad debt expenses to reserve for any future uncollectible amounts. The consumer is then billed monthly for any outstanding balances with a minimum payment due.

     With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time. When the Company begins to sell such stored value products, a customer who purchases a prepaid card product will pay an upfront acceptance fee in addition to paying some incremental value to add to the stored value card. The Company recognizes only the acceptance fee revenues, as the actual pre-funded load value is electronically transferred from our partner processor to an FDIC-insured account at our partner bank. The Company never possesses the actual pre-funded load value, which resides in a secure account at our processor before being sent to a non-Company accessible customer funding account at our bank. As a result, there is no general accounting treatment for the amounts pre-funded on the stored value cards. With respect to the acceptance fee, the Company will collect the acceptance fee from the customer, satisfying criteria
     (i) under SAB 104 with a persuasive evidence of an arrangement. The company does not realize the revenue from the acceptance income until the customer has activated their card. The activation of their card requires that they have passed the legal requirements of identity verification and a embossed card in their name has been mailed to their physical address and lastly the client with the card in their physical possession has called to activate their card. Moreover, the funds have been prepaid by the customer and thus as outlined in criteria (iv) the collectibility is reasonably assured. In both instances, the Company simply supplies a product or financial tool to a customer. There are no unearned income ramifications since the funds are held in an FDIC-insured account by our partner Bank and not under the control of the Company. The consumer may choose to spend or not spend the money on the stored value card, but the Company after the initial transaction has no obligation to provide future products. The Company does host a customer service center to receive and resolve any issues that may arise out of the use of the prepaid card product.

     The consulting revenue the Company receives is billed after satisfying the customers' requirement and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

     The Company recognizes revenue from different sources, including: acceptance fees, product sales and consulting fees. For the year ended December 31, 2004, the Company generated $43,519, in total revenue, $12,834 through acceptance fee income, $24,000 contributed from consulting income and the $6,685 through product sales income.

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

E.   Earnings (Loss) Per Share of Common Stock

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options have been considered in the fully diluted earnings per share calculation in 2004, however the effects of these stock equivalents are anti-dilutive in the 2003 period.

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)



                                            For the Years Ended
                                               December 31,
                                            2004          2003
                                         ----------    ----------
     Basic Earnings per share:
        Income (Loss) (numerator)        $ (849,564)   $  (12,872)
        Shares (denominator)              3,727,866       550,000
                                          ---------     ---------
        Per Share Amount                 $     (.23)   $     (.02)

     Fully diluted Earnings per share:
        Income (Loss) (numerator)        $ (849,564)   $  (12,872)
        Shares (denominator)              4,180,366       550,000
                                          ---------     ---------
        Per Share Amount                 $     (.20)   $     (.02)

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

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 4 - INTANGIBLE ASSETS

On November 2, 2004, the Company issued 150,000 shares of common stock valued at $112,500 and paid cash in the amount of $100,000 for the net operating assets of Signature Credit Corporation that were merged into the operations of Trycera, valued at $212,500. The Company paid $112,500 for the fixed assets including, a Signature Credit customized software database system valued at $75,000, office equipment and supplies valued at $24,775, five existing domain names valued at $5,000 and existing accounts receivable valued at $7,725. The remainder of the consideration, $100,000 was allocated to intangible assets in the form of the existing Signature customer base. As a result of the asset acquisition, the value of the Signature Credit customized software database system was booked as a definite life intangible asset. The Signature customer base was booked as a separate definite life intangible asset. Management derived such value of the Signature Credit customer base by evaluating the assets to be acquired and assigning a value to those assets. The hard assets were valued at fair market value and the balance of the purchase price was assigned to the customer base, which management felt was reasonable for our use. Since the customer base is a collection of cardholders with a annual membership, the database customers have been assigned a definite life of one year.

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

     Year of Loss      Amount       Expiration Date
     ------------     ---------     ---------------
         2000         $  21,617          2020
         2001             8,114          2021
         2002             9,070          2022
         2003            12,872          2023
         2004           849,564          2024

                          Trycera Financial, Inc.
                 (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 7 - INCOME TAXES (continued)
                                               December 31,  December 31,
                                                   2004          2003
                                               ------------  ------------
Current Tax Asset Value of Net Operating Loss
Carryforwards at Prevailing Federal Tax Rate   $   309,021   $    18,086

Evaluation Allowance                              (309,021)      (18,086)

     Net Tax Asset                             $      -      $      -
                                                ==========    ==========

     Current Income Tax Expense                $      -      $      -
     Deferred Income Tax Benefit                      -             -

The Company has remaining cumulative net operating loss Carryforwards at December 31, 2004 of $849,564 to be offset against future earnings.

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