Form 10QSB
period 2005-06-30
Trycera Financial, Inc.
filed 2005-08-15
CIK 1117045

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 28, 2005, there were 6,347,302 shares of the Registrant's Common Stock outstanding.

                              Table of Contents

                                                                         Page

PART I                                                                      3

   ITEM 1.  FINANCIAL STATEMENTS                                            3

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      10

   ITEM 3.  CONTROLS AND PROCEDURES                                        12

PART II                                                                    13

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                        13

   ITEM 6.  EXHIBITS                                                       14

SIGNATURES                                                                 14

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and changes in its financial position for the period ended June 30, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                           Trycera Financial, Inc.
                   (Formerly Whitelight Technologies, Inc.)
                                Balance Sheets


                                                        June        December
                                                      30, 2005      31, 2004
                                                     -----------   -----------
                                    Assets
                                                     (Unaudited)
Current Assets
  Cash                                               $   437,898   $   974,658
  Accounts Receivable, net                                35,496        21,425
  Prepaid Expenses                                        12,111        13,305
  Employee Advances                                          712          -
  Client Reserves                                          5,000          -
                                                      ----------    ----------
     Total Current Assets                                491,217     1,009,388

Property & Equipment, Net                                 19,968         8,608
                                                      ----------    ----------
Other Assets
  Deposits                                                 9,207         9,207
  Definite Life Intangible Assets, net, less
  accumulated amortization of $63,879 and $14,583
  at 2005 and 2004, respectively                         123,091       109,418
                                                      ----------    ----------
     Total Other Assets                                  132,298       118,625
                                                      ----------    ----------
     Total Assets                                    $   643,483   $ 1,136,621
                                                      ==========    ==========

                      Liabilities & Stockholders' Equity
Current Liabilities
  Accounts Payable                                   $    60,441   $    32,331
  Accounts Payable - Related Party                          -            4,090
  Accrued Expenses                                        18,912         8,782
  Line of Credit                                          18,796        20,000
  Portfolio Reserves                                      15,000          -
  Customer Funds Clearing                                  1,781         1,267
  Deferred Revenue, net                                   26,569        74,025
  Deferred Revenue Refund Reserve                            905          -
                                                      ----------    ----------
     Total Current Liabilities                           142,404       140,495

Stockholders' Equity
  Preferred Stock, 20,000,000 Shares Authorized,
   $.001 Par Value; None Issued and Outstanding             -             -
  Common Stock, 100,000,000 Shares Authorized at
   $.001 Par Value; 6,347,802 and 6,307,802 Shares
   Issued and Outstanding, Respectively                    6,346         6,307
  Additional Paid In Capital                           1,976,150     1,891,057
  Accumulated Deficit                                 (1,481,417)     (901,238)
                                                      ----------    ----------
     Total Stockholders' Equity                          501,079       996,126
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $   643,483   $ 1,136,621
                                                      ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           Trycera Financial, Inc.
                   (Formerly Whitelight Technologies, Inc.)
                           Statements of Operations
                                 (Unaudited)

                             For the Three Months Ended     For the Six Months Ended
                              June 30,      June 30,         June 30,      June 30,
                                2005          2004             2005          2004
                             -----------   -----------      -----------   -----------
Revenues
  Catalog Shopping           $    38,034   $      -         $    91,335   $      -
  Consulting                        -           14,000             -           14,000
  Stored Value                    35,577          -              51,039          -
  Call Center Operations          10,418          -              10,418          -
                              ----------    ----------       ----------    ----------
     Total Revenue                84,029        14,000          152,792        14,000

Cost of Sales                     66,554         -              107,782          -
                              ----------    ----------       ----------    ----------
     Gross Profit                 17,475        14,000           45,010        14,000

Expenses
  Depreciation                    53,144          -              51,385          -
  Sales & Marketing               20,960          -              38,823          -
  Technology Costs                 4,706         8,681           10,482         8,681
  Salaries and Wages             113,135        27,102          248,934        27,102
  Professional Fees               55,400        67,522          128,844        67,522
  General & Administrative        95,066        16,570          146,150        23,205
                              ----------    ----------       ----------    ----------
     Total Expenses              342,411       119,875          624,618        26,510
                              ----------    ----------       ----------    ----------
     Income (Loss)
     from Operations            (324,936)     (105,875)        (579,608)     (112,510)

Other Income (Expenses)
  Interest Income                     69           127              164           157
  Interest Expense                  (365)       (2,685)            (736)       (3,386)
                              ----------    ----------       ----------    ----------
     Total Other Income
     (Expenses)                     (296)       (2,558)            (572)       (3,229)
                              ----------    ----------       ----------    ----------
     Income (Loss)
     Before Taxes               (325,232)     (108,433)        (580,180)     (115,739)

     Taxes                           -            -                -             -
                              ----------    ----------       ----------    ----------
     Net Income (Loss)       $  (325,232)  $  (108,433)     $  (580,180)  $  (115,739)
                              ==========    ==========       ==========    ==========

     Loss Per
     Common Share            $     (.05)   $     (.04)      $     (.09)   $     (.06)
                              ==========    ==========       ==========    ==========
     Weighted Average
     Outstanding Shares,
     Retroactively Restated    6,314,835     2,578,880        6,311,338     1,839,440
                              ==========    ==========       ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           Trycera Financial, Inc.
                   (Formerly Whitelight Technologies, Inc.)
                           Statements of Cash Flows
                                 (Unaudited)

                                                           For the Six Months Ended
                                                             June           June
                                                           30, 2005       30, 2004
                                                          -----------    -----------
Net Income (Loss)                                         $  (580,180)   $  (115,739)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations;
  Depreciation and Amortization                                51,385           -
  Stock Issued for Services                                      -            33,000
  Forgiveness of Related Party Interest                          -             7,705
  Stock Options Issued                                         45,133           -
Change in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                  (14,071)          -
  (Increase) Decrease in Interest Receivable                     -               360
  (Increase) Decrease in Employee Advances                       (712)          -
  (Increase) Decrease in Prepaid Expenses                       1,193           (859)
  (Increase) Decrease in Processor Reserves                    (5,000)          -
  (Increase) Decrease in Deposits                                -            (9,207)
  Increase (Decrease) in Accounts Payable                      24,018         (8,266)
  Increase (Decrease) in Interest Payable                        -            (4,319)
  Increase (Decrease) in Client Reserves                       15,000           -
  Increase (Decrease) in Customer Fundings                      1,293           -
  Increase (Decrease) in Deferred Revenue Refund Reserve       (1,201)          -
  Increase (Decrease) in Accrued Expenses                       9,353          1,415
  Increase (Decrease) in Deferred Revenue                     (45,351)          -
                                                           ----------     ----------
Net Cash Provided (Used) by Operating Activities             (499,137)       (95,910)
                                                           ----------     ----------
Cash Flows from Investing Activities
     Acquisition of Property & Equipment                       (9,013)          -
     Proceeds from Related Party Note                            -             1,200
     Acquisition of Businesses and Other                      (27,404)          -
                                                           ----------     ----------
Net Cash Provided (Used) by Investing Activities              (36,417)         1,200
                                                           ----------     ----------
Cash Flows from Financing Activities
     Payments on Line of Credit                                (1,204)          -
     Proceeds from Issuance of Common Stock for Cash             -           275,300
     Proceeds from Convertible Debenture                         -           200,000
     Payments made on Related Party Notes                        -           (23,906)
                                                           ----------     ----------
Net Cash Provided (Used) by Financing Activities               (1,204)       451,394
                                                           ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents         (536,760)       356,684

Cash and Cash Equivalents at Beginning of Period              974,658           -
                                                           ----------     ----------
Cash and Cash Equivalents at End of Period                $   437,898    $   356,684
                                                           ==========     ==========

                           Trycera Financial, Inc.
                   (Formerly Whitelight Technologies, Inc.)
                      Notes to the Financial Statements
                                June 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.   General

     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

                                          June 30,    December 31,
                                            2005          2004
                                         ----------    ----------
                                         (unaudited)
     Basic Earnings per share:
        Income (Loss) (numerator)        $ (580,180)   $ (108,433)
        Shares (denominator)              6,311,338     3,727,866
                                          ---------     ---------
        Per Share Amount                 $     (.09)   $     (.03)

     Fully diluted Earnings per share:
        Income (Loss) (numerator)        $ (580,180)   $ (108,433)
        Shares (denominator)              6,311,338     3,727,866
                                          ---------     ---------
        Per Share Amount                 $     (.09)   $     (.03)

                           Trycera Financial, Inc.
                   (Formerly Whitelight Technologies, Inc.)
                      Notes to the Financial Statements
                                June 30, 2005

NOTE 2 - STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the fifteen month period ending June 30, 2005:

                                                        2004 Stock Plan
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2005                   2,621,250  $    .56
       Options Granted                                   60,000       .75
       Options Exercised                                   -         -
       Options Canceled                                    -         -
                                                      ---------   -------
          Options Outstanding at June 30, 2005        2,681,250  $    .56
                                                      =========   =======

          Options Exercisable at June 30, 2005          996,250  $    .26

The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," $45,133 and $2,687 was recognized for the period ended June 30, 2005, and year ended December 31, 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                June 30, 2005
                                                -------------
     Five Year Risk Free Interest Rate              3.72%
     Dividend Yield                                  0%
     Volatility                                     60.00%
     Average Expected Term (Years to Exercise)        5

                           Trycera Financial, Inc.
                   (Formerly Whitelight Technologies, Inc.)
                      Notes to the Financial Statements
                                June 30, 2005

NOTE 2 - STOCK OPTION PLAN (CONTINUED)

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Employee stock options outstanding and exercisable under this plan as of June 30, 2005 are:

                             Weighted     Average       Weighted
                 Number of   Average     Remaining       Number     Average
   Range of       Options    Exercise   Contractual    of Options   Exercise
Exercise Price    Granted     Price     Life (Years)     Vested      Price
--------------   ---------   --------   ------------   ----------   --------
  $.001-$.85     2,196,250    $ .53         4.00         971,250      $ .26
    $0.75          485,000    $ .15         4.00          25,000      $ .75

NOTE 3 - ACQUISITIONS

On June 14, 2005 the Company issued 40,000 shares of common stock valued at $40,000 and paid cash in the amount of $30,000 for the net operating assets of the call center owned by Hawaii Direct Telephone that were merged into the operations of Trycera, valued at $70,000. The Company paid $16,045 for the fixed assets including, computers and monitors valued at $13,450 and office equipment and supplies valued at $2,595. The remainder of the consideration, $53,955 was allocated to definite lived intangible assets in the form of cancelable call center contracts that will be amortized over a life of one year. The hard assets were valued at fair market value and the balance of the purchase price was assigned to the cancelable call center contracts, which management felt was reasonable for our use.

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At June 30, 2005, there was no impairment to the intangible assets.

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

Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended June 30, 2005.

Results of Operations

     During the second quarter ending June 30, 2005, we generated revenues of $84,029 and incurred operating expenses of $342,411, which excludes a cost of goods of $66,554. For the comparable period in the prior year, we generated revenues of $14,000 and incurred operating expenses of $119,875, with $0.00 in cost of goods. The revenue on a comparable basis grew 500% over the prior year period while expenses increased 185% and the related cost of goods rose to the current levels of $66,554 against previously zero balances. Management has determined that the amount of revenues and expenses estimated for the remainder of 2005 will increase progressively based upon the expansion of operations during the third quarter of 2005.

Liquidity and Capital Resources

     A primary source of operating capital for the quarter ended June 30, 2005, was from the sale of stock. The sale of stock was related to the offering closed in the fourth quarter of 2004, which offered up to 2,000,000 shares of our common stock at $.75 per share to investors for maximum gross proceeds of $1,500,000. We are currently in the process of an S-2 Registration, where some of the shares purchased in the offering will be registered under the Securities Act, while others may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     The second principal source of our operating capital for the quarter was furnished through the issuance of a convertible debenture and the receipt of $200,000 for the debenture. This six-month 10% convertible debenture was issued on May 12, 2004, upon receipt of the $200,000. The debenture was converted for stock on December 15, 2004, at the rate of $0.75 per share. The conversion included $11,726 of interest, for a total of $211,726, which converted to

282,302 shares of stock. All of the shares issued pursuant to the debenture are included in the registration statement on Form S-2 mentioned above.

     As of June 30, 2005, cash totaled $437,898 as compared with $706,367 of cash at March 31, 2005, resulting in a decrease of $268,469 in cash and cash equivalents for the quarter ended June 30, 2005. The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods with cash proceeds of the private common stock offering. In the second quarter we used $499,138 cash in operations. For the comparable period in the prior year, we had cash totaling $358,382, while we used $95,910 cash in operations.

     Working capital was $348,814 at June 30, 2005, as compared with working capital of $620,995 at March 31, 2005. This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering have continued to fund operations in the first quarter 2005 to support the growth of the business. Management believes that with funds from the offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through 2005. Our monthly cash requirements are currently $87,900 per month as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise to approximately $90,000. Without generating any additional revenues, we estimate that cash from our private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2005. Any additional funds from operations would likely extend this estimated period. With the closing of our stock offering, we would not anticipate the need for additional funding from investors.

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

Off-Balance Sheet Arrangements

     During the quarter ended June 30, 2005, we did not engage in any off-balance sheet arrangements.

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

                                   PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended June 30, 2005, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

  * Pursuant to the terms of the Asset Purchase Agreement between Signature Credit Corporation and the Company, on May 2, 2005, we issued an additional 75,000 shares of common stock to Dave Margolin. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Margolin represented that he was an accredited investor as defined in Rule 501 of Regulation D. Mr. Margolin delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate representing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * Pursuant to the terms of the Asset Purchase Agreement between Hawaii Direct Telephone and the Company, on June 14, 2005, we issued 40,000 shares of common stock to Hawaii Direct Telephone. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Hawaii Direct represented that it was an accredited investor as defined in Rule 501 of Regulation D. Hawaii Direct Telephone delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate representing the shares. It represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. It represented that it had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

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

                                        Trycera Financial, Inc.

Date:  August 15, 2005                  By: /s/ Matthew S. Kerper
                                            Matthew S. Kerper, President
                                            (Principal Executive Officer)

Date:  August 15, 2005                  By: /s/ Bryan Kenyon
                                            Bryan Kenyon, Treasurer and
                                            Chief Financial Officer