Form 10QSB
period 2005-09-30
Trycera Financial, Inc.
filed 2005-11-15
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]   No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 14, 2005, there were 6,684,802 shares of the Registrant's Common Stock outstanding.

                             Table of Contents

                                                                       Page
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
   ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . 14
   ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . 17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES . . . . . . . . . . 18
   ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

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

   In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and changes in its financial position from May 10, 2000, through September 30, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                            Financial Statements
                             September 30, 2005

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                               Balance Sheets

                                                  September      December
                                                   30, 2005      31, 2004
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets
Current Assets
--------------
 Cash                                            $    330,025  $    974,658
 Accounts Receivable, net                              72,644        21,425
 Prepaid Expenses                                      12,111        13,305
 Employee Advances                                      3,071             -
 Client Reserves                                        5,000             -
                                                 ------------  ------------
   Total Current Assets                               422,851     1,009,388

Property & Equipment, Net                              19,730         8,608
-------------------------                        ------------  ------------

Other Assets
------------
 Deposits                                               9,207         9,207
 Definite Life Intangible Assets, less
  accumulated amortization of $92,314 and
  $14,583 at 2005 and 2004, respectively               99,064       109,418
                                                 ------------  ------------
   Total Other Assets                                 108,271       118,625
                                                 ------------  ------------
   Total Assets                                  $    550,852  $  1,136,621
                                                 ============  ============
                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                $     45,289  $     32,331
 Accounts Payable   Related Party                           -         4,090
 Accrued Expenses                                      28,529         8,782
 Accrued Liabilities                                    6,571             -
 Line of Credit                                        17,201        20,000
 Portfolio Reserves                                    17,500             -
 Customer Funds Clearing                                  924         1,267
 Deferred Revenue, net                                23,794         74,025
 Deferred Revenue Refund Reserve                        1,921             -
                                                 ------------  ------------
   Total Current Liabilities                          141,729       140,495
                                                 ------------  ------------
Stockholders' Equity
--------------------
 Preferred Stock, 20,000,000 Shares Authorized,
  $.001 Par Value; None Issued and Outstanding              -             -
 Common Stock, 100,000,000 Shares Authorized at
  $.001 Par Value; 6,597,802 and 6,307,802 Shares
  Issued and Outstanding, Respectively                  6,596         6,307
 Additional Paid In Capital                         2,279,988     1,891,057
 Accumulated Deficit                              (1,877,461)     (901,238)
                                                 ------------  ------------
   Total Stockholders' Equity                         409,123       996,126
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $    550,852  $  1,136,621
                                                 ============  ============





 The accompanying notes are an integral part of these financial statements.
                                     5

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                          Statements of Operations
                                (Unaudited)

                            For the Three Months Ended    For the Nine Months Ended
                           September 30,  September 30,  September 30,  September 30,
                                2005           2004            2005           2004
                           -------------  -------------  -------------  -------------
Revenues
--------
 Catalog Shopping          $       8,980  $       1,114  $     100,316  $       1,114
 Consulting                            -              -              -         14,000
 Stored Value                    123,639              -        174,679              -
 Call Center Operations           69,699              -         80,116              -
                           -------------  -------------  -------------  -------------
Total Revenue                    202,318          1,114        355,111         15,114

Cost of Sales                    175,260         37,998        283,042         37,998
-------------              -------------  -------------  -------------  -------------
 Gross Profit                     27,058       (36,884)         72,069       (22,884)

Expenses
--------
 Depreciation                     30,290              -         81,675              -
 Sales & Marketing                16,121              -         54,944              -
 Technology Costs                  6,688         12,030         17,170         20,711
 Salaries and Wages              176,033         88,439        424,967        115,541
 Professional Fees                68,427         65,589        197,271        133,111
 Option Expense                        -          2,687              -          2,687
 General & Administrative         71,062         67,612        217,212         90,817
                           -------------  -------------  -------------  -------------
   Total Expenses                368,621        236,357        993,239        362,867

   Income (Loss)
   from Operations             (341,563)      (273,241)      (921,170)      (385,751)
                           -------------  -------------  -------------  -------------
Other Income (Expenses)
-----------------------
 Interest Income                     12          2,035            176          2,192
 Financing Fees                 (54,088)             -        (54,088)             -
 Interest Expense                  (405)        (4,340)        (1,141)        (7,726)
                           -------------  -------------  -------------  -------------
   Total Other Income
   (Expenses)                   (54,481)        (2,305)       (55,053)        (5,534)
                           -------------  -------------  -------------  -------------
   Income (Loss)
   Before Taxes                (396,044)      (275,546)      (976,223)      (391,285)

   Taxes                              -         (2,446)             -         (2,446)
                           -------------  -------------  -------------  -------------
   Net Income (Loss)       $   (396,044)  $   (277,992)  $   (976,223)  $   (393,731)
                           =============  =============  =============  =============
   Loss Per
   Common Share            $       (.06)  $       (.06)  $       (.15)  $       (.14)
                           =============  =============  =============  =============
   Weighted Average
   Outstanding Shares,
   Retroactively Restated  $   6,374,976  $   5,023,558  $   6,314,835  $   2,909,689
                           =============  =============  =============  =============




 The accompanying notes are an integral part of these financial statements.
                                     6

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                          Statements of Cash Flows
                                (Unaudited)

                                                 For the Nine Months Ended
                                                  September     September
                                                   30, 2005      30, 2004
                                                 ------------  ------------
Net Income (Loss)                                $  (976,223)    $(393,731)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations;
  Depreciation and Amortization                        81,675             -
  Stock Issued for Services                                 -        33,000
  Forgiveness of Related Party Interest                     -         7,705
  Stock Options Issued                                 45,133             -
  Stock Warrants Issued                                54,088             -
 Change in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable         (51,219)             -
  (Increase) Decrease in Interest Receivable                -           360
  (Increase) Decrease in Employee Advances            (3,071)             -
  (Increase) Decrease in Prepaid Expenses               1,193      (14,759)
  (Increase) Decrease in Processor Reserves           (5,000)             -
  (Increase) Decrease in Deposits                           -       (9,207)
  Increase (Decrease) in Accounts Payable               8,868      (10,533)
  Increase (Decrease) in Interest Payable                   -         3,408
  Increase (Decrease) in Client Reserves               17,500             -
  Increase (Decrease) in Customer Fundings              6,637             -
  Increase (Decrease) in Deferred Revenue
   Refund Reserve                                       (242)             -
  Increase (Decrease) in Accrued Expenses              20,157         4,860
  Increase (Decrease) in Deferred Revenue            (48,886)             -
                                                 ------------  ------------
Net Cash Provided (Used) by Operating Activities    (849,391)     (378,897)

Cash Flows from Investing Activities
------------------------------------
 Acquisition of Property & Equipment                 (15,039)       (4,838)
 Proceeds from Related Party Note                           -         1,200
 Acquisition of Businesses and Other                 (27,404)             -
                                                 ------------  ------------
Net Cash Provided (Used) by Investing Activities     (42,443)       (3,638)

Cash Flows from Financing Activities
------------------------------------
 Payments on Line of Credit                           (2,799)             -
 Proceeds from Issuance of Common Stock for Cash      250,000     1,173,621
 Proceeds from Convertible Debenture                        -       200,000
 Payments made on Related Party Notes                       -      (23,906)
                                                 ------------  ------------
Net Cash Provided (Used) by Financing Activities      247,201     1,349,715
                                                 ------------  ------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                         (644,633)       967,180

Cash and Cash Equivalents at Beginning of Period      974,658             -
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $    330,025  $    967,180
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements
                                     7

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A.   General
     -------

     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB for the year ended December 31, 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

B.   Earnings (Loss) Per Share of Common Stock
     -----------------------------------------

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options have not been considered in the fully diluted earnings per share calculation, because the effect of these stock options would have been anti-dilutive for the periods presented.


                                                September 30,  December 31,
                                                     2005          2004
                                                ------------- -------------
                                                  (Unaudited)
     Basic Earnings per share:
       Income (Loss) (numerator)                $   (976,223) $   (108,433)
       Shares (denominator)                         6,314,835     3,727,866
                                                ------------- -------------
       Per Share Amount                         $       (.15) $       (.03)
                                                ============= =============

     Fully diluted Earnings per share:
       Income (Loss) (numerator)                $   (976,223) $   (108,433)
       Shares (denominator)                         6,314,835     3,727,866
                                                ------------- -------------
       Per Share Amount                         $       (.15) $       (.03)
                                                ============= =============

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 2   STOCK OPTION PLAN
--------------------------

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the eighteen month period ending September 30, 2005:

                                                       2004 Stock Plan
                                                 --------------------------
                                                                   Weighted
                                                                    Average
                                                    Amount of      Exercise
                                                       Shares         Price
                                                 ------------  ------------
     Outstanding at January 1, 2005                 2,621,250  $        .56
       Options Granted                                124,000           .88
       Options Exercised                               -             -
       Options Canceled                                -             -
                                                 ------------  ------------
       Options Outstanding at September 30, 2005    2,745,250  $        .58
       Options Exercisable at September 30, 2005    1,242,708  $        .58


The Company, in accordance with Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", $45,133 and $2,687 was recognized for the period ended September 30, 2005 and year ended December 31, 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             September 30, 2005
                                                             ------------------
     Five Year Risk Free Interest Rate                                4.10%
     Dividend Yield                                                      0%
     Volatility                                                      60.00%
     Average Expected Term (Years to Exercise)                            5


                                     11

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 2   STOCK OPTION PLAN (CONTINUED)

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Employee stock options outstanding and exercisable under this plan as of September 30, 2005 are:



                            Weighted       Average                 Weighted
                Number of    Average     Remaining      Number      Average
  Range of        Options   Exercise   Contractual  of Options     Exercise
Exercise Price    Granted     Price   Life (Years)      Vested       Price
--------------  ---------  ---------  ------------  ----------     --------
$.001-$.85      2,196,250      $.53           4.00   1,142,083     $    .26
   $0.75          485,000       $.15          4.00      96,875     $    .75
   $1.00           64,000   $   .50          4.00       3,750      $   1.00


NOTE 3   ACQUISITIONS

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

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At September 30, 2005 there was no impairment to the intangible assets.

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             September 30, 2005

Note 4   Stockholders' Equity
-----------------------------

On September 20, 2005, the Company approved and opened a second private placement offering, authorizing a combination of up to 2,000,000 shares of its Common Stock and up to 1,000,000 Common Stock Purchase Warrants. The purchase price for the shares of Common Stock are $1.00 per share and the Warrants will be granted to investors at the rate of 50% of the Shares purchased. Each Warrant is exercisable at $1.25 per share with certain incentives to exercise early at any time from the purchase date until September 20, 2008. The Company will sell Shares to not more than 35 non-accredited investors and additional accredited investors as defined in Rule 501 of Regulation D promulgated by the SEC (See "SUITABILITY STANDARDS"). The Shares, and the shares underlying the Warrants, will have "piggy-back" registration rights. The minimum amount of any purchase is $25,000, unless expressly waived by the Company. This Offering will terminate not later than December 31, 2005, with the option of the Company to extend the Offering for thirty days and may be terminated earlier without prior notice.

As of September 30, 2005, the Company had received $250,000 in funds related to the offering from Alan Knitowski, Chairman of the Board.

Note 5   Stock Warrant Plan
---------------------------

Warrants will be granted to investors at the rate of 50% of the Shares purchased in the private placement offering dated September 20, 2005 Warrants are offered at an exercise price of $1.25 per Share (the "Exercise Price"), on the basis of one share for each warrant (the "Warrant") indicated on the face hereof. However, from the date of purchase and through 180 days of the date of this Offering at $1.00 per share (20% discount to the Exercise Price); thereafter they are exercisable after 180 days and through 360 days of the date of this Offering at $1.125 per share (10% discount to the Exercise price); and, beyond 360 days the Warrants are exercisable at the Exercise Price). Commencing immediately and ending on September 20, 2008, unless extended by the Company in its sole discretion ("Expiration Date"), the Holder shall have the right to purchase the Shares hereunder at the Exercise Price. After the Expiration Date, the Holder shall have no right to purchase any Shares hereunder and this Warrant shall expire thereon effective at 5:00 p.m., Pacific Time.

                                                       2005  Warrant Plan
                                                --------------------------
                                                                  Weighted
                                                                   Average
                                                   Amount of      Exercise
                                                      Shares         Price
                                                ------------  ------------
    Outstanding at January 1, 2005                         -  $       1.25
       Warrants Granted                              125,000          1.25
       Warrants Exercised                                  -             -
       Warrants Canceled                                   -             -
                                                ------------  ------------
       Warrants Outstanding at
       September 30, 2005                            125,000  $      1.25
                                                ============  ============
       Warrants Exercisable at
       September 30, 2005                            125,000  $      1.25
                                                ============  ============

                          Trycera Financial, Inc.
                  (Formerly Whitelight Technologies, Inc.)
                     Notes to the Financial Statements
                             September 30, 2005

Note 5   Stock Warrant Plan (continued)
---------------------------

The Company, in accordance with Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", $54,088 and $0 was recognized for the period ended September 30, 2005 and year ended December 31, 2004, respectively. The fair value of the warrant grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            September 30,2005
                                                            -----------------
    Five Year Risk Free Interest Rate                                4.10%
    Dividend Yield                                                      0%
    Volatility                                                      60.00%
    Average Expected Term (Years to Exercise)                            5



Warrant plan stock options outstanding and exercisable under this plan as of September 30, 2005 are:


                            Weighted       Average                 Weighted
                Number of    Average     Remaining      Number      Average
  Range of        Options   Exercise   Contractual  of Options     Exercise
           Exercise Price    Granted         PriceLife (Years)       VestedPrice
--------------  ---------  ---------  ------------  ----------     --------
  $1.00-1.25      125,000       $.43          3.00           -     $      -


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

RECENT DEVELOPMENTS

     During the quarter ended September 30, 2005, we launched a new product, the Finium Debit MasterCard (registered trademark symbol) card. This new stored value product expands the stored value offerings to three products and has been developed to support a market targeted to the unbanked and underbanked consumer segments. Similar to other Company products, the Finium program offers a complete turnkey solution, including live customer service support and web-based card management tools.

EMPLOYEES

     For the quarter ended September 30, 2005, we hired two individuals in full time support roles, accounting and channel support. As we continue to develop our products and services, our headcount will expand accordingly. It is anticipated that in the coming months we will add an additional two to three employees in the core financial services business and two to three in the call center operations business channel.

FACILITIES

     We have entered into a sublease for approximately 1,400 square feet of office space in Honolulu, Hawaii for $2,396 per month. The sublease expires on October 1, 2006.

KEY ACCOUNTING POLICIES

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended September 30, 2005.

RESULTS OF OPERATIONS

     During the third quarter ending September 30, 2005, we generated revenues of $202,318 and incurred operating expenses of $368,621, which excludes a cost of goods of $175,260. For the comparable period in the prior year, we generated revenues of $ 1,114 and incurred operating expenses of $236,357, with $37,998 in cost of goods. The revenue on a comparable basis grew to the current levels of $202,318 against the previous balance of $37,998 while expenses increased 56% and the related cost of goods rose to the current levels of $175,260 against previous balances of $37,998 in the third quarter of 2004. Management has determined that the amount of revenues and expenses estimated for the remainder of 2005 will increase progressively based upon the expansion of operations during the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

     A primary source of operating capital for the quarter ended September 30, 2005, was from the sale of stock. The sale of stock was related to the offering opened in the third quarter of 2005, which offered up to 2,000,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $2,000,000 on the common stock and up to a maximum gross proceeds of $1,250,000 related to exercised warrants. We are currently in the process of an S-2 Registration, where some of the shares purchased in the offering will be registered under the Securities Act, while others may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     As of September 30, 2005, cash totaled $330,025 as compared with $437,898 of cash at June 30, 2005, resulting in a decrease of $107,873 in cash and cash equivalents for the quarter ended September 30, 2005. The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods with cash proceeds of the private common stock offering. In the third quarter we used $332,741 cash in operations. For the comparable period in the prior year, we had cash totaling $967,180, while we used $378,897 cash in operations.

     Working capital was $281,122 at September 30, 2005, as compared with working capital of $348,814 at June 30, 2005. This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering have continued to fund operations in the third quarter 2005 to support the growth of the business. Management believes that with funds continuing to accumulate during the recent offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through early 2006. Our monthly cash requirements are currently $84,700 per month as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise to approximately $95,000. Without generating any additional revenues, we estimate that cash from our private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2005. Any additional funds from operations would likely extend this estimated period. With the closing of our current private placement offering, we would not anticipate the need for additional funding from investors.

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

OFF-BALANCE SHEET ARRANGEMENTS

     During the quarter ended September 30, 2005, we did not engage in any off-balance sheet arrangements.

STOCK-BASED COMPENSATION

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the revised fair value method of SFAS No. 123R to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method.

SUBSEQUENT EVENTS

     The following events occurred subsequent to the quarter ended September 30, 2005:

     Private Placement Funds
     -----------------------

     Since the end of the quarter September 30, 2005, the Company has taken in $87,500 in additional capital from the current private placement offering.

     Employees
     ---------

     We terminated an employee on November 3, 2005. The position had no material impact to the call center operations.

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

                                  PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended September 30, 2005, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

     - On July 1, 2005, we granted a total of 24,000 options to associates of isleCORE Systems, Inc. in conjunction with the asset purchase transacted on June 14, 2005 between the Company and Hawaii Direct Telephone. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
          Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. They acknowledged they had access to the books and records, including filings made by us with the SEC. All isleCORE associates delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. They represented that as individuals, they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. They represented that they have been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

     - On July 1, 2005, we granted a total of 15,000 options to Jared Grugett, Director on the Board of isleCORE Systems, Inc. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Grugett acknowledged he had access to the books and records, including filings made by us with the SEC. Mr. Grugett delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

     - On September 7, 2005, we granted a total of 15,000 options to Imelda Garcia, Staff Accountant with Trycera Financial, Inc. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ms. Garcia acknowledged she had access to the books and records, including filings made by us with the SEC. Ms. Garcia delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. She represented that she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. She represented that she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

     - On September 8, 2005, we granted a total of 10,000 options to Jennifer Cassity, Channel Support Specialist with Trycera Financial, Inc. These five-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ms. Cassity acknowledged she had access to the books and records, including filings made by us with the SEC. Ms. Cassity delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. She represented that she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. She represented that she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

ITEM 5. OTHER INFORMATION

     On November 2, 2004, the Company entered into an Asset Purchase Agreement with Signature Credit Corporation. At the close of the agreement, also on November 2, 2004, 37,500 shares were issued. Pursuant to the agreement, an additional 112,500 shares were to be issued over the following year. On May 5, 2005, the Company issued the second installment of 75,000 shares and on November2, 2005, the final installment of 37,500 shares were issued to Mr. Dave Margolin. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Margolin represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares. He represented that he had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Margolin represented that he had been afforded the opportunity to ask questions of management of the Company and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

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


                              Trycera Financial, Inc.


Date:  November 14, 2005      By:  /s/ Matthew S. Kerper
                              ---------------------------------------
                                       Matthew S. Kerper, President
                                      (Principal Executive Officer)

Date:  November 14, 2005      By:  /s/ Bryan W. Kenyon
                              ---------------------------------------
                                       Bryan Kenyon, Treasurer and
                                       Chief Financial Officer