Form 10KSB/A
period 2004-12-31
Trycera Financial, Inc.
filed 2005-12-12
CIK 1117045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A-4

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The registrant's revenues for the twelve months ended December 31, 2004, were $34,451.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,461,726, computed by reference to the price at which the common shares were sold.

At March 22, 2005, there were 6,307,302 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None

                                EXPLANATORY NOTE

      Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 4 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Trycera Financial, Inc. (the "Company") for the year ended December 31, 2004, is being filed to (i) restate the Company's Condensed Financial Statements (Audited) for the year ended December 31, 2004 and (ii) revise related disclosures included in the Annual Report on Form 10-KSB.

      The Company is restating its annual financial statements for the year ended December 31, 2004. The purpose of this restatement is to reflect the application of the appropriate accounting principles for the recognition of acceptance income from the Tru Platinum business line during this period. The restatement primarily involves a deferral of the acceptance income by recognizing it over a life of twelve months. As restated, the Company's financial results for the year ended December 31, 2004, reflect a reduction in revenues of $9,068 and net income of $9,068. See Note 12, "Restatement," of the Notes to Audited Condensed Financial Statements for a more complete discussion of the restatement.

      This amendment No. 4 amends Part II, Item 6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. This amendment No. 4 continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-KSB, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to this restatement.

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

Results of Operations

      During the year ended December 31, 2004, we generated revenues of $34,541 and incurred operating expenses of $787,587 including our cost of goods sold of $40,954. Our primary operating expenses for the year ended December 31, 2004, were payroll and related taxes and benefits ($230,417) and professional and consulting fees ($284,102). Since operations commenced in June of the year ended December 31, 2004, and no revenue was generated in 2003, there is no comparable data for the prior year period. These revenues were generated primarily from our catalog shopping cards and consulting services. Management has not yet determined the amount of revenues and expenses estimated for 2005, but anticipates that they will increase based upon the commencement of operations during 2004.

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

                                    PART III

ITEM 13.  EXHIBITS

      The following exhibits are included as part of this annual report:

       Exhibit No.         Description of Exhibit                                              Location
       -----------         ----------------------                                              --------
         3.1               Articles of Incorporation, as amended June 14, 2004                   (6)
         3.2               Current Bylaws                                                        (7)
         4.1               Form of Common Stock Certificate                                      (1)
         4.2               2004 Stock Option/Stock Issuance Plan *                               (4)
         4.3               Stock Acquisition Agreement dated November 2, 2004, with              (9)
                           Dave Margolin, as amended
         4.4               Stock Acquisition Agreement dated November 2, 2004, with              (9)
                           Victor Lee
         10.1              Replacement Promissory Note dated May 18, 2002                        (3)
         10.2              Promissory Note dated November 2, 2001                                (2)
         10.3              Promissory Note dated June 14, 2002                                   (3)
         10.4              Promissory Note dated December 31, 2002                               (3)
         10.5              Debenture for $200,000 with Trymetris Capital Fund I, LLC             (4)
         10.6              Consulting Agreement dated May 10, 2004, with Cygni                   (4)
                           Capital LLC and Ecewa Capital, LLC
         10.7              Employment Agreement with Matthew S. Kerper *                         (5)
         10.8              Employment Agreement with Bryan Kenyon      *                         (5)
         10.9              Asset Purchase Agreement dated November 2, 2004, with                 (9)
                           Signature Credit Corporation
         10.10             Consulting Agreement dated November 2, 2004, with                     (9)
                           Dave Margolin
         10.11             Signet Software Agreement dated November 2, 2004, with                (9)
                           Dave Margolin and Daryl Rice
         10.12             Service Agreement dated September 9, 2004, with Galileo               (10)
                           Processing, Inc. (Confidential treatment has been requested for a portion of this exhibit)
         10.13             Marketer Agreement dated October 5, 2004, with First Federal          (10)
                           Savings Bank of Midwest (Confidential treatment has been
                           requested for a portion of this exhibit)
         14.1              Code of Ethics                                                        (8)
         23.1              Consent of Auditor                                                   Attached
         31.1              Rule 13a-14(a) Certification by Principal                            Attached
                           Executive Officer
         31.2              Rule 13a-14(a) Certification by Principal                            Attached
                           Financial Officer
         32.1              Section 1350 Certification of Principal Executive Officer            Attached
         32.2              Section 1350 Certification of Chief Financial Officer                Attached

----------
      * Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

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

                                          Trycera Financial, Inc.

Date:  December 12, 2005                  By: /s/ Matthew S. Kerper
                                             -------------------------------
                                             Matthew S. Kerper, President
                                             (Principal Executive Officer)


Date:  December 12, 2005                  By: /s/ Bryan W. Kenyon
                                             -------------------------------
                                             Bryan W. Kenyon, CFO (Principal
                                             Financial Officer, and Principal
                                             Accounting Officer)

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                              Financial Statements
                                December 31, 2004
                                       and
                                December 31, 2003

                [LETTERHEAD OF CHISHOLM, BIERWOLF & NILSON, LLC]

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

As discussed in Note 12 to the financial statements, there were errors in reporting the Company's revenue and deferred revenue that were discovered by management as a result of a regulatory review. Accordingly, the financial statements have been restated to correct the errors.

/s/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
March 15,2005 except for notes 2 (b), 2 (e), 7, and 12 dated October 18, 2005


           A Member of the AICPA, UACPA and Registered with the PCAOB

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                                 Balance Sheets

                                                        December       December
                                                        31, 2004       31, 2003
                                                       ----------     ----------
                                                       (Restated)
Customer Funds Clearing
Current Assets
     Cash                                              $  974,658     $       --
     Accounts Receivable, net                              21,425             --
     Prepaid Expenses                                      13,305             --
     Interest Receivable                                       --            360
     Note Receivable - Related Party                           --          1,200
                                                       ----------     ----------
           Total Current Assets                         1,009,388          1,560

Property & Equipment, net                                   8,608             --

Other Assets
     Deposits                                               9,207             --
     Definite Life Intangible Assets, net
                                                          109,418             --
                                                       ----------     ----------

           Total Other Assets                             118,625             --
                                                       ----------     ----------

           Total Assets                                $1,136,621     $    1,560
                                                       ==========     ==========

                       Liabilities & Stockholders' Equity

Current Liabilities
     Accounts Payable                                    $ 32,331       $ 11,323
     Accounts Payable - Related Party                       4,090             --
     Accrued Expenses                                       8,782             --
     Interest Payable                                          --          7,004
     Line of Credit                                        20,000             --
     Note Payable - Related Party                              --         23,906
     Customer Funds Clearing                                1,267             --
     Deferred Revenue, net                                 83,093             --
                                                         --------       --------

           Total Current Liabilities                      149,563         42,233
                                                         --------       --------

Commitments
Stockholders' Equity

     Preferred Stock, 20,000,000 Shares Authorized,
       $.001 Par Value; None Issued and Outstanding             --           --
     Common Stock, 100,000,000 Shares Authorized at
       $.001 Par Value; 6,307,302 and 550,000 Shares
       Issued and Outstanding, Respectively                  6,307          550
     Additional Paid In Capital                          1,891,057       10,450
     Accumulated Deficit                                  (910,306)     (51,673)
                                                       -----------  -----------
           Total Stockholders' Equity                      987,058      (40,673)
                                                       -----------  -----------
           Total Liabilities & Stockholders' Equity    $ 1,136,621  $     1,560
                                                       ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                            Statements of Operations


                                                     December         December
                                                     31, 2004         31, 2003
                                                   -----------      -----------
                                                   (Restated)
Revenues
       Consulting                                  $    24,000      $        --
       Catalog Shopping                                 10,451               --
                                                   -----------      -----------
                                                        34,451               --

Cost of Sales                                           40,954               --
                                                   -----------      -----------
     Gross Profit                                       (6,503)              --

Expenses
   Depreciation and Amortization                        14,893               --
   Sales and Marketing                                  84,480               --
   Technology Costs                                     35,722               --
   Salaries and Wages                                  230,417               --
   Professional Fees                                   284,102               --
   General & Administrative                            131,471           10,602
                                                   -----------      -----------

       Total Expenses                                  781,085           10,602

       Income (Loss) from Operations                  (787,588)         (10,602)
                                                   -----------      -----------

Other Income (Expenses)
   Interest Income                                       3,914              120
   Interest Expense                                    (12,427)          (2,390)
   Impairment of Intangible Assets                     (60,000)              --
                                                   -----------      -----------

       Total Other Income (Expenses)                   (68,513)          (2,270)
                                                   -----------      -----------


       Income (Loss) Before Taxes                     (856,101)         (12,872)
       Income Taxes                                     (2,531)              --
                                                   -----------      -----------

       Net Income (Loss)                           $  (858,632)     $   (12,872)
                                                   ===========      ===========
       Loss Per
       Common Share                                $      (.23)     $      (.02)
                                                   ===========      ===========

       Weighted Average
       Outstanding Shares,
       Retroactively Restated                        3,727,866          550,000
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                       Statements of Stockholder's Equity
                    From January 1, 2003 to December 31, 2004

                                                      Preferred Stock              Common Stock
                                                     ------------------     -------------------------      Paid-In       Accumulated
                                                     Shares      Amount       Shares         Amount         Capital        Deficit
                                                     ------     -------     ----------     ----------     ----------     -----------
Balance, January 1, 2003                             $   --     $    --        550,000     $      550     $   10,450     $  (38,801)
Loss for the period ended
December 31, 2003                                        --          --             --             --             --        (12,873)
                                                     ------     -------     ----------     ----------     ----------     ----------

Balance, at December 31, 2003                            --          --        550,000     $      550         10,450        (51,674)


Forgiveness of Interest on Related
  Party Note                                                         --             --             --          7,705             --

Shares Issued for Services at
  $.01 per share                                         --          --      3,300,000          3,300         29,700             --
Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                                      --          --        367,067            367        274,933             --

Shares Issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                                      --          --      1,264,167          1,264        897,057             --

Shares issued for the acquisition of
  the assets of Signature Credit
  Corporation at $.75 per share                          --          --        150,000            150        112,350             --

Shares issued for conversion of
  Debenture plus accrued interest
  at $.75 per share                                      --          --        282,302            282        211,445             --

Shares issued for cash pursuant to
  a private placement memorandum
  at $.75 per share                                      --          --        368,766            369        326,005             --

Shares Issued for Services at
   $..75 per share                                       --          --         25,000             25         18,725             --

Valuation of Stock Options                               --          --             --             --          2,687             --

Loss for the period ended
  December 31, 2004 (restated)                           --          --             --             --             --       (858,632)
                                                      -----     -------     ----------     ----------     ----------     ----------

Balance, December 31, 2004(restated)                     --          --      6,307,302          6,307     $1,891,057     $ (910,306)
                                                      =====     =======     ==========     ==========     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                            Statements of Cash Flows

                                                             December       December
                                                             31, 2004       31, 2003
                                                           -----------    -----------
                                                            (Restated)
Cash Flows from Operating Activities
     Net Income (Loss)                                     $  (858,632)   $   (12,872)
     Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operations;
       Depreciation and Amortization                            14,893             --
       Stock Issued for Services                                63,477             --
       Forgiveness of Related Party Interest                     7,705             --
       Impairment Loss on Intangible Assets                     60,000
       Stock Options Issued                                      2,687
     Change in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable              (21,425)            --
       (Increase) Decrease in Interest Receivable                  360           (120)
       (Increase) Decrease in Prepaid Expenses                 (13,304)            --
       (Increase) Decrease in Deposits                          (9,207)            --
       Increase (Decrease) in Accounts Payable                  21,008         10,602
       Increase (Decrease) in Accounts Payable - Related         4,090             --

       Increase (Decrease) in Interest Payable                      --          2,390
       Increase (Decrease) in Accrued Expenses                   9,341             --
       Increase (Decrease) in Customer Funds Clearing            1,267             --
       Increase (Decrease) in Deferred Revenue                  80,678             --
                                                           -----------    -----------

Net Cash Provided (Used) by Operating Activities              (634,648)            --
                                                           -----------    -----------

Cash Flows from Investing Activities
     Acquisition of Property & Equipment                        (3,323)            --
     Acquisition of Businesses and Other                       (85,000)
     Proceeds received from Notes Receivable                     1,539             --
                                                           -----------    -----------
Net Cash Provided (Used) by Investing Activities               (86,784)            --
                                                           -----------    -----------

Cash Flows from Financing Activities
     Proceeds from Issuance of Common Stock                  1,499,996             --
     Proceeds from Convertible Debenture                       200,000             --
     Proceeds from Line of Credit                               20,000             --
     Proceeds from Issuance of Related Party Note                   --             --
     Payments made on Related Party Notes                      (23,906)            --
                                                           -----------    -----------
Net Cash Provided (Used) by Financing Activities             1,696,090             --
                                                           -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents           974,658             --

Cash and Cash Equivalents at Beginning of Period                    --             --
                                                           -----------    -----------

Cash and Cash Equivalents at End of Period                 $   974,658    $        --
                                                           ===========    ===========

Cash Paid for:
     Interest                                              $        --    $        --
                                                           ===========    ===========
     Income Taxes                                          $     2,531    $        --
                                                           ===========    ===========

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

B.    Revenue Recognition (restated)

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

      Within the Company's business, there are three key separate events that allow it to recognize revenue. The first event is when a consumer purchases a catalog shopping card membership, the second is when a consumer with an active membership buys goods using their catalog shopping card and the third event is when a consumer purchases a prepaid or stored value product. With regard to the Company's catalog shopping business, it fulfills the first aspect of SAB 104 when a customer signs and returns one of the Company's Tru Platinum membership offerings with the appropriate payment for membership. The second aspect of SAB 104 is met when the Company delivers the catalog shopping card to the consumer. This takes place when the Company fulfills the membership agreement by sending the customer an enrollment package containing the catalog shopping card and a select number of product catalogs for future order placement. The third and fourth criteria are satisfied because the membership price is fixed and known to the customer and payment for membership is collected in advance of issuing the membership package. An alternative justification for

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

B.    Revenue Recognition (continued)

      criteria four exists by virtue of the fact that the Company's fulfillment begins only after funds are verified by its bank, thus collectibility is reasonably assured. From a recognition standpoint, the catalog shopping card revenue is recognized only after the product has been shipped to the customer. This recognition of such revenue is based on a five day assumed delivery period for the product. In addition, the Company has elected to account for customer refunds by reserving a percentage of the membership income received against a liability for future refunds. In terms of the Signature Credit product line, the membership income is based off a yearly membership fee. After the company verifies the funds and waits the five days after shipping the membership package to the customer and establishing a reserve against future refunds. The Company books the gross sales less the fifteen percent set aside for refund reserves into a deferred revenue account and on a monthly basis the Company recognizes one month of revenue for each of twelve months until the entire membership is realized and satisfied. The Company receives income for the Tru Platinum shopping card from a one-time acceptance fee. The Company verifies the funds and waits five days after shipping the membership package to the customer and establishes a reserve against future refunds. The Company records gross sales less fifteen percent, for refund reserves. The reserves are recorded as deferred revenue and recognized monthly over a twelve month period. This period has been determined by management as the average customer retention.

      Separately, once a consumer has purchased a catalog shopping card, the individual member may elect to buy goods using the available spending limit on the card itself. The consumer will identify products to purchase from one or more of the Company's catalogs. The consumer will then fill out an appropriate order form or shop online and submit a down payment. This down payment is between 25% and 33% of the total purchase amount. This down payment is then processed by the Company, and once the funds have been verified, the product is shipped to the customer. Five days after the shipment has been sent to the customer, the company recognizes the transaction as complete and books the order as a sale and will book the portion still owed against the purchase to accounts receivable. The company also books a monthly entry for bad debt expenses to reserve for any future uncollectible amounts. The consumer is then billed monthly for any outstanding balances with a minimum payment due.

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

B.    Revenue Recognition (continued)

      The consulting revenue the Company receives is billed after satisfying the customers' requirement and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

      The Company recognizes revenue from different sources, including: acceptance fees, product sales and consulting fees. For the year ended December 31, 2004, the Company generated,$34,451, in total revenue, $3,766 through acceptance fee income, $24,000 contributed from consulting income and the $6,685 through product sales income.

C.    Cash Equivalents

      The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.    Property and Equipment

      Software and equipment as of December 31, 2004 and 2003 consists of the following and are recorded at cost:

                                                        2004             2003
                                                      -------         ----------
      Computer Equipment                              $ 8,917                 --
                                                      -------         ----------


      Total fixed assets                                8,917                 --
      Accumulated Depreciation                           (310)                --
                                                      -------         ----------

               Net Computer Equipment                 $ 8,607         $       --
                                                      =======         ==========

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

E.    Earnings (Loss) Per Share of Common Stock (restated)

      The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options have been considered in the fully diluted earnings per share calculation in 2004, however the effects of these stock equivalents are anti-dilutive in the 2003 period.

                                                      For the Years Ended
                                                          December 31,
                                                      2004              2003
                                                  -----------       -----------
Basic Earnings per share:
         Income (Loss) (numerator)                $  (858,632)      $   (12,872)
         Shares (denominator)                       3,727,866           550,000

         Per Share Amount                         $      (.23)                $
                                                  ===========       ===========
                                                                           (.02)

Fully diluted Earnings per share:
         Income (Loss) (numerator)                $  (858,632)      $   (12,872)
         Shares (denominator)                       4,180,366           550,000
                                                  -----------       -----------

         Per Share Amount                         $      (.20)      $      (.02)
                                                  ===========       ===========


F.    Stock Options

      The Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, "Accounting for Stock-Based Compensation," which requires the Company to use the Black-Scholes pricing model to estimate the fair value of the options at the option grant date.

G.    Depreciation

      The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

G.    Depreciation (continued)

      lease of the related assets for the estimated lives of the assets. Depreciation is computed on the straight line method.

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

M.    Capital Structure and Security Rights

      Common Stock - The Company is authorized to issue 100,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights. Trycera Financial, Inc. (Formerly Whitelight Technologies, Inc.) Notes to the Financial Statements December 31, 2004

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

M.    Capital Structure and Security Rights (continued)

      Preferred Stock - The Company has authorization to issue 20,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors will be authorized to establish the rights and preferences of any series of the preferred shares without shareholder approval. At this time, the Board has not established a series of the preferred shares and no preferred shares have been issued.

NOTE 3 - NEW TECHNICAL PRONOUCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2005.The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective during fiscal years beginning after June 15, 2005. The adoption of SFAS 152 is not expected to have a material impact on the Company's financial statements.

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

The following identifies the Company's note payable obligations:

                                                    December 31,    December 31,
                                                        2004              2003
                                                    -----------        --------
Related party notes payable due on demand
accruing interest at a rate of 10% per annum        $        --        $ 23,906
                                                    -----------        --------

             Totals                                 $        --        $ 23,906
             Less Current Maturities                         --         (23,906)
                                                    -----------        --------

             Total Long-Term Notes Payable          $        --        $     --
                                                    -----------        --------

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

NOTE 7 - INCOME TAXES (restated)

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

            Year of Loss              Amount           Expiration Date
            -----------------------------------------------------------

            2000                    $ 21,617               2020
            2001                       8,114               2021
            2002                       9,070               2022
            2003                      12,872               2023
            2004                     858,632               2024

                                                      December 31,  December 31,
                                                          2004           2003
                                                       ---------      ---------
Current Tax Asset Value of Net Operating Loss
Carryforwards at Prevailing Federal Tax Rate           $ 312,326      $  18,086
Evaluation Allowance                                    (312,326)       (18,086)
                                                       ---------      ---------

     Net Tax Asset                                     $      --      $      --
                                                       =========      =========

     Current Income Tax Expense                        $      --      $      --
                                                       ---------      ---------
      Deferred Income Tax Benefit                             --             --
                                                       =========      =========

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

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 8 - OPERATING LEASES (continued)

Total Lease Commitments    Year                        Amount
                           ----              ----------------------------
                                             December 31,    December 31,
                                                 2004             2003
                                             ------------    ------------
                             2005            $     50,340    $         --
                             2006                  50,340              --
                             2007                  37,755              --

                   Total                     $    138,435    $         --
                                             ============    ============

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

During the quarter ended June 30, 2004, the Company issued a total of 3,300,000 shares of common stock to several individuals for services rendered on behalf of the Company. Accordingly, common

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

stock and additional paid in capital have been charged $3,300 and $29,700, respectively.

On June 4, 2004, the board of directors authorized to undertake a non-public offering of 2,000,000 shares of common stock at $.75 per share to be sold pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The private offering will terminate September 15, 2004.

NOTE 10 - STOCK OPTION PLAN

     On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the twelve month period ending December 31, 2004:

                                                               2004 Stock Plan
                                                                  Weighted
                                                                  Average
                                                   Amount of      Exercise
                                                    Shares          Price
                                                  ----------      --------
Outstanding at January 1, 2004                            --           --
  Options Granted                                  2,640,000         $.56
  Options Exercised                                       --           --
  Options Canceled                                   (18,750)          --
                                                  ----------         ----
      Options Outstanding at December 31, 2004     2,621,250         $.56
                                                  ==========         ====
      Options Exercisable at December 31, 2004       452,500         $.24
                                                  ==========         ====

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
                                                           December 31, 2004
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

      Employee stock options outstanding and exercisable under this plan as of December 31, 2004 are:

                                                   Weighted              Average                           Weighted
                               Number of            Average             Remaining           Number          Average
             Range of           Options            Exercise            Contractual        of Options       Exercise
           Exercise Price       Granted              Price             Life (Years)         Vested           Price
           --------------       -------            --------            ------------       ----------       --------
             $.001- $.85       2,196,250           $   .53                4.5              440,000         $   .26
             $  0.75             425,000           $   .15                4.5               12,500         $   .15

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

NOTE 12 - RESTATEMENT AND RECLASSIFICATION

The company has restated its financial statements for the year ended December 31, 2004 to reflect an error identified during a regulatory review of its financial statements and which is pending effectiveness as of the date of this filing of Amendment Number 4 to Form 10-KSB for the year ended December 31, 2004. Management and the board of directors concluded this restatement is necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of this error.

During the twelve month period ended December 31, 2004, the company offset a portion of the acceptance fee income against future periods by amortizing the acceptance fee over a period of 12 months rather than recognizing the revenue after having shipped out the membership materials to the customer. The resulting entry reduces the original $12,834 in acceptance fee income by the amount of $9,068, and the offset is shown in the deferred revenue under the liabilities section of the balance sheet; the original amount was $74,025 and has increased to $83,093. The deferred income will now be recognized monthly in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), paragraph 2, which guides the recognition of revenue when an on-going relationship exists with the customers, and that future services may be rendered to the customer due to the continuing relationship between the customer and the Company. The company has restated the balance sheet as of December 31, 2004 and the statement of operations, statement of stockholders' equity, and statement of cash flows for the year then ended.

--------------------------------------------------------------------------------

The following tables show the effect of the restatement on the Company's Balance Sheet, Statement of Operations, and Statement of Cash Flows.

                             Trycera Financial, Inc.
                     (Formerly Whitelight Technologies, Inc.
                                 Balance Sheets

                                                                            December 31, 2004
                                                                  -----------------------------------
                                                                  Previously
                                                                   Reported      Restated      Change
                                                                  ----------    ----------    -------
                                     Assets
Current Assets
Cash                                                              $  974,658    $  974,658    $    --
Accounts Receivable, net                                              21,425        21,425         --
Prepaid Expenses                                                      13,305        13,405         --
Interest Receivable                                                       --            --         --
Note Receivable - Related Party                                           --            --         --

     Total Current Assets                                          1,009,388     1,009,388         --

Property & Equipment, net                                              8,608         8,608         --

Other Assets
Deposits
                                                                       9,207         9,207         --
Definite Life Intangible Assets, net, less accumulated
amortization of  $14,583 and $0 at 2004 and 2003, respectively       109,418       109,418         --
                                                                  ----------    ----------    -------

     Total Other Assets                                              118,625       118,625         --
                                                                  ----------    ----------    -------


     Total Assets                                                  1,136,621    $1,136,621         --
                                                                  ==========    ==========

                       Liabilities & Stockholders' Equity

Current Liabilities
Accounts Payable                                                  $ 32,331      $ 11,323            --
Accounts Payable - Related Party                                     4,090         4,090            --
Accrued Expenses                                                     8,782         8,782            --
Line of Credit                                                      20,000        20,000            --
Customer Funds Clearing                                              1,267         1,267            --
Deferred Revenue, net                                               74,025        83,093         9,068(a)
                                                                  --------      --------      --------

     Total Current Liabilities                                     140,495       149,563         9,068
                                                                  --------      --------      --------

Commitments
Stockholders' Equity

      Preferred Stock, 20,000,000 Shares Authorized,
        $.001 Par Value; None Issued and Outstanding                     --              --            --
      Common Stock, 100,000,000 Shares Authorized at
        $.001 Par Value; 6,307,302 and 550,000 Shares
        Issued and Outstanding, Respectively                          6,307           6,307            --
      Additional Paid In Capital                                  1,891,057       1,891,057            --
      Accumulated Deficit                                          (901,238)       (910,306)        9,068
                                                                -----------     -----------   -----------


            Total Stockholders' Equity                              996,126         987,058         9,068
                                                                -----------     -----------   -----------

            Total Liabilities & Stockholders' Equity            $ 1,136,621     $ 1,136,621            --
                                                                ===========     ===========

(a) Increase from reclassifying revenue to deferred revenue.

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                             Statement of Operations

                                                              December         December
                                                              31, 2004         31, 2004           Change
                                                            -----------       -----------       -----------
                                                                               Restated
Revenues
Consulting                                                  $    24,000       $    24,000                --
   Catalog Shopping                                              19,519            10,451             9,068(a)
                                                            -----------       -----------       -----------
                                                                  43519            34,451             9,068

Gross Sales
   Gross Profit                                                  40,954            40,954                --
                                                            -----------       -----------       -----------

                                                                 (6,503)            2,565             9,068

Expenses

    Depreciation and Amortization                                14,893            14,893                --
    Sales and Marketing                                          84,480            84,480                --
    Technology Costs                                             35,722            35,722                --
    Salaries and Wages                                          230,417           230,417                --
    Professional Fees                                           284,102           284,102                --
    General & Administrative                                    131,471           131,471                --
                                                            -----------       -----------

       Total Expenses                                           781,085           781,085                --

    Income (Loss) from Operations                              (778,520)         (787,588)            9,068
                                                            -----------       -----------       -----------

Other Income (Expenses)
    Interest Income                                               3,914             3,914                --
    Interest Expense                                            (12,427)          (12,427)               --
    Impairment of Intangible Assets                             (60,000)          (60,000)               --
                                                            -----------       -----------       -----------



       Total Other Income (Expenses)                            (68,513)          (68,513)               --
                                                            -----------       -----------       -----------


     Income (Loss)                                             (847,033)         (856,101)            9,068
     Before Taxes                                                (2,531)           (2,531)               --
     Taxes                                                  -----------       -----------       -----------
                                                            $  (849,564)      $  (858,632)      $     9,068
     Net Income (Loss)                                      ===========       ===========       ===========

     Loss Per                                               $      (.23)      $      (.23)               --
     Common Share                                           ===========       ===========       ===========


     Weighted Average
     Outstanding Shares,                                      3,727,866         3,727,866                --
     Retroactively Restated                                 ===========       ===========       ===========

(a)   Decrease from reclassifying revenue to deferred revenue.

                             Trycera Financial, Inc.
                    (Formerly Whitelight Technologies, Inc.)
                             Statement of Cash Flows

                                                                                   For the Twelve Months Ended
                                                                                   December           December
                                                                                   31, 2004           31, 2004            Change
                                                                                  -----------        -----------        -----------
                                                                                                     (restated)
Cash Flows from Operating Activities
        Net Income (Loss)                                                         $  (849,564)       $  (858,632)             9,068
        Adjustments to Reconcile Net Loss to Net Cash
        Provided by Operations;
           Depreciation and Amortization                                               14,893             14,893                 --
           Stock Issued for Services                                                   63,477             63,477                 --
           Forgiveness of Related Party Interest                                        7,705              7,705                 --
           Impairment Loss on Intangible Assets                                        60,000             60,000                 --
           Stock Options Issued                                                         2,687              2,687                 --
       Change in Assets and Liabilities:
           (Increase) Decrease in Accounts Receivable                                 (21,425)           (21,425)                --
           (Increase) Decrease in Interest Receivable                                     360                360                 --
           (Increase) Decrease in Prepaid Expenses                                    (13,304)           (13,304)                --
           (Increase) Decrease in Deposits                                             (9,207)            (9,207)                --
           Increase (Decrease) in Accounts Payable                                     21,008             21,008                 --
           Increase (Decrease) in Accounts Payable - Related                            4,090              4,090                 --
           Increase (Decrease) in Accrued Expenses                                      9,341              9,341                 --
           Increase (Decrease) in Customer Funds Clearing                               1,267              1,267                 --
           Increase (Decrease) in Deferred Revenue                                     74,024             80,678             (9,068)
                                                                                  -----------        -----------        -----------
Net Cash Provided (Used) by Operating Activities                                     (634,648)          (634,648)                --
                                                                                  -----------        -----------        -----------

Cash Flows from Investing Activities
        Acquisition of Property & Equipment                                            (3,323)            (3,325)                --
        Acquisition of Businesses and Other                                           (85,000)           (85,000)                --
        Proceeds received from Notes Receivable                                         1,539              1,539                 --
Net Cash Provided (Used) by Investing Activities                                      (86,784)           (86,784)                --
                                                                                  -----------        -----------        -----------

Cash Flows from Financing Activities
        Proceeds from Issuance of Common Stock                                      1,499,996          1,499,996
        Proceeds from Convertible Debenture                                           200,000            200,000                 --
        Proceeds from Line of Credit                                                   20,000             20,000                 --
        Payments made on Related Party Notes                                          (23,906)           (23,906)                --
                                                                                  -----------        -----------        -----------
Net Cash Provided (Used) by Financing Activities                                    1,696,090          1,696,090
                                                                                  -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                  974,658            974,658                 --

Cash and Cash Equivalents at End of Period                                        $   974,658        $   974,658                 --
                                                                                  ===========        ===========

Cash Paid for:
        Income Taxes                                                              $     2,531        $     2,531                 --
                                                                                  ===========        ===========