Form 10KSB
period 2005-12-31
Trycera Financial, Inc.
filed 2006-04-07
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

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




Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  [   ]

The registrant's revenues for the twelve months ended December 31, 2005, were $546,181.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,421,668 computed by reference to the price at which the common shares were sold.

At March 16, 2006, there were 6,901,802 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None







































                             Table of Contents


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

   ITEM 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .4
   ITEM 2.  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . 13
   ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . 14
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . 18
   ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 22
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . 22
   ITEM 8A. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 22
   ITEM 8B. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 23

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
             EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . . 23
   ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 27
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . . . . . 31
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . 35
   ITEM 13. EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . 36
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . 37
































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

     Based in Newport Beach, California, we are currently in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities. These stored value products and services include:

     -    Association-branded (MasterCard, Visa) prepaid debit cards;
     -    Co-branded prepaid debit products;
     -    Private label credit products;
     -    Online payment solutions;
     -    Financial management tools and support; and
     -    Credit improvement programs and strategies.

     We are developing stored value products and services to deliver prepaid financial tools, online payment solutions, financial management services, and credit improvement strategies and programs. These services will be delivered to participating business partners through a secure web-based reporting system, though access to the suite of services will be granted upon the execution of a term-defined services agreement with us. Our stored value products and services can be customized to meet the changing requirements for specific customer demands.

     In addition to our core operations, we intend to actively target customer service companies and financial services-related companies for acquisition. In November of 2004, we acquired virtually all of the assets of Signature Credit Corporation, a California corporation, except its cash on hand and certain rights under excluded agreements. In addition, we assumed Signature's obligations under certain agreements. Signature distributed financial products consisting of its Classic Advantage Cards and the stored value MasterCards, and sold general merchandise on spending limits to holders of these cards. We have incorporated the ongoing business of Signature into our own business. In connection with the purchase of the assets of Signature, we entered into a ninety-day consulting agreement with Dave Margolin, the sole shareholder, officer, and director of Signature, to provide us access to Mr. Margolin's experience in regard to continuation of the business of Signature by us. The consulting agreement expired in February of 2005.


     Separately, in June of 2005, we acquired virtually all the call center assets of Hawaii Direct Telephone ("HDT"), a Hawaii corporation, except its cash on hand and certain rights under excluded agreements. In addition, we assumed HDT's call center obligations under certain agreements. The HDT call center assets provide inbound answering services for a wide range of local government, industry and companies across the US. We have transferred the ongoing call center assets into a wholly owned subsidiary named isleCORE Systems, Inc., a Hawaii corporation.

STORED VALUE AND FINANCIAL PRODUCTS AND SERVICES

     OVERVIEW

     We are engaged in, or in the process of developing, three areas of focus, the first of which is to develop and implement programs either internally or for outside customers to market, service, and support branded MasterCard and Visa prepaid debit and ATM cards. Our second core function is to develop and implement programs to market and service catalog shopping cards for our customers. The third core focus is developing and marketing complementary financial service products such as credit management tools, personal finance tools and products that facilitate credit bureau report scoring.

     CONSUMER BASED STORED VALUE PRODUCTS

     A stored value card, also commonly referred to as a prepaid card, is typically a credit card-sized piece of plastic encoded with certain consumer information and pre-loaded with a particular monetary value. Unlike credit cards, which draw their value from a line of credit with a bank, or debit cards, which draw their value from a cardholder's checking account, the value on a prepaid card typically comes from money given to the company which markets and/or issues the card prior to its use. Prepaid cards take many forms, including gift cards that can be used at a specific merchant or location, travel cards that can be used in the same way as travelers' checks, payroll cards that can be used to access one's wages, and "teen cards" that are marketed to those under 18 years old to access funds their parents load onto the card. Our services include developing customized programs and brands for clients who want to distribute prepaid cards through direct, non-retail channels or developing and deploying our own prepaid card programs which can likewise be marketed through direct, non-retail channels such as direct mail advertising or online advertising. We have developed and are currently marketing three prepaid card programs with our own customized branding and we provide the program support for two customized card programs with another custom card program preparing to be delivered during the second quarter 2006. The program support of the two customized card programs includes the transaction management, fraud and risk management and portfolio maintenance that also includes the custom card plastics in stock, marketing collateral and program terms and conditions.


     We develop stored value products which include creating a customer brand for the card, structuring consumer fees, securing bank approvals, producing marketing materials, and creating customer websites. Some of these services are performed by us in-house and some are outsourced to third party providers. We currently do not provide card processing services which generally consist of set-up and maintenance of the card and cardholder funds, transaction authorization, processing, clearing and settlement of transactions, cardholder dispute resolution, regulatory compliance, security and fraud control, and activity reporting. These services are performed for us under an agreement with Galileo Processing, our third party transaction processing partner. The Company pays for the Galileo Processing services under an agreement that include monthly fees for transaction volume, special projects fees and flat monthly support fees. In addition, our current portfolio of prepaid cards are issued by MetaBank, our banking partner and financial institution authorized to issue Visa or MasterCard products in partnership with us.

     Our first prepaid card product, the Trycera Financial Prepaid MasterCard was launched in February 2005, and is marketed currently through online channels. This card was developed internally by us and not for an outside customer. Our second card, which we launched during the last week in March of 2005, is the Mi Dinero Y Mis Suenos Prepaid MasterCard, which is a stored valued MasterCard that is marketed to the Hispanic community through our Mi Dinero website and through MRG Communications, a third party marketing company. We also anticipate marketing this product through direct mail advertising to Hispanic communities in the United States. Our third product, the Finium Prepaid MasterCard, was introduced into the marketplace in August 2005. The Finium product is marketed by third party marketing companies contracted by the Company to distribute the product via telesales and direct selling.

     We are also marketing our services to prospective customers who are located through leads generated from trade shows and conferences or from personal contacts of management, or through contacts made by management to selected companies. However, at this time we have not entered into any arrangements or agreements with these potential customers for our services.

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



     In connection with our processing agreement with Galileo Processing, we have entered into a non- exclusive agreement with First Federal Savings Bank of Midwest, doing business as Meta Payment Systems, to issue to our customers the stored value Visa or MasterCard products marketed by us.
This agreement permits us to offer the prepaid cards which are issued by the bank. The design of the prepaid cards will be developed by us but will be subject to the bank's prior written approval. In addition to issuing the prepaid cards, the bank will be responsible for holding and retaining cardholder funds until the funds are used by the cardholders. The account holding the cardholder funds is an FDIC insured account and is not accessible by the Company. The bank is also responsible for maintaining at its own expense a principal license with MasterCard, Visa, or any other card network system for which it issues prepaid cards. We have agreed to pay the bank a monthly minimum fee or a fee based on the monthly gross dollar value of card transactions, as well as transaction fees for PIN-based or ATM transactions. In return, the bank will distribute to us a percentage of the transaction fees collected from the card holders. The agreement requires us to maintain appropriate comprehensive general liability insurance, errors and omissions, and employee theft and dishonesty insurance policies with a limit of not less than $1,000,000 per occurrence. Either party may terminate the agreement for cause.

     Within our business model, retail distribution involves the sale of the stored value cards by us to a distributor, who in turn, will place the cards in a retail store for sale to the end consumer. Currently, we are seeking distributors for our products and have secured a contract from one distributor, MRG Communications. MRG Communications has agreed to represent our prepaid products to consumers by distributing product to retail channels that are represented by convenience stores and small chain grocery outlets with less than 100 locations nationwide. The end user, the consumer in this case, would be able to purchase the product in a retail establishment, and upon completion of the card activation process, be entitled to receive their prepaid Visa or MasterCard product in the mail within 7-10 business days. Upon receipt, the consumer can use the card anywhere prepaid Visa or MasterCard products are accepted and they can add more funds at anytime either through the retailer or a variety of other methods, including direct deposit. Our role in this business cycle is that of a traditional wholesale company where we provide products to a distribution channel that are ultimately sold to a consumer. Once the consumer activates the stored value product, we begin a service relationship with that consumer where we ensure the cardholders account is adequately managed.

     We manage our customer accounts through a combination of daily electronic reporting and transaction monitoring, reviewing the card spending patterns, load volumes and spending frequency reports. We maintain a fully redundant dataset on a daily basis to ensure the storage and availability of data retrieval. Moreover, these reports outline fraud scenarios and report suspicious activity such as high dollar load transactions. In addition, we are beginning to subcontract personnel from our processor to review fraud transactions and cross check our internal controls and management systems to be certain that the maintenance of the cardholder accounts continues to be administered to the documented guidelines. As the number of outstanding cards increases, we anticipate that these functions would continue to be outsourced to our processor.


     CATALOG SHOPPING CARDS

     With respect to our second core business, we own, distribute, and service a catalog shopping card portfolio under the brand name Tru Platinum. In April 2005, we discontinued the use of the second brand name, Classic Advantage Card to refocus on a single brand, Tru Platinum. Our catalog shopping card offers consumers an opportunity to buy goods and services out of designated catalogs without paying in full at the time of purchase. Consumers receive various catalogs from which they may elect to purchase products, or they may shop from our designated website. In our catalog card sales cycle, a cardholder will purchase merchandise from a catalog by completing the required order forms and mailing in the down payment. This initial deposit covers the cost of goods, while future payments pay down the outstanding receivable balances for the catalog shopping cardholder and provide a profit source for our company. In most cases, the consumer is required to provide a down payment of between 20% and 50% of the purchase price, with the balance due in installments. These cards are marketed directly to consumers via direct mail and will be offered as a cross promotional offering to customers of our stored value products. We manage the marketing and design, customer service, and billing internally while we outsource the direct mail advertising and the fulfillment of catalog products purchased by cardholders. In 2005, we launched three direct mail campaigns to expand the reach of our catalog shopping card network and grow the size of our customer base. In 2006 we plan to focus efforts on cross promotional offerings and are not planning to launch any direct mail campaigns with our catalog card.

     We generated $101,151 in revenue from this channel in the year ended December 31, 2005, and are actively involved continuing the development of this product and business segment. To date we have purchased mail lists from individual list brokers who specifically target niche market segments. We have then mailed customized offers through the US Postal Service to each individual on the list supplied by the brokers. Those individuals who favorably respond to the offers are then shipped a personalized catalog shopping card. In addition to the direct mail offerings, we have also developed and launched a website on the world wide web that specifically markets the catalog shopping card and the catalog products. The website is not currently marketed through postings on web traffic sites such as Google, Yahoo, or Excite.

     Under the current catalog shopping card operations, the target market has shifted away from consumers with below average credit to those consumers that are cardholders of our core prepaid card products. Under cross promotional program guidelines consumers who maintain a Company prepaid card product with a positive balance for 60 consecutive days are then supplied with the catalog shopping card. The consumer does not pay any membership acceptance fee and receives a private name brand catalog shopping card along with directions to access web-based materials to begin shopping with the personalized catalog shopping card.

     As a primary benefit of shopping with our catalog shopping card, we do not charge any interest rates to our cardholders on purchases made via the Tru Platinum Card. Any outstanding balances carried forward by our cardholders are done so on a principal only basis.


     COMPLEMENTARY FINANCIAL PRODUCTS AND SERVICES

     We are actively engaged in the development of products and services that can be bundled with our core prepaid card products. These complementary offerings include credit management tools, credit bureau reporting services and prepaid telecommunications products. We have sourced third party providers for these services and we are in the process of negotiating service agreement with two providers for such services. The basis for developing complementary services and products is to bundle a suite of products onto a single prepaid card that then functions as a turnkey personal financial management tool. By maximizing the functionality of the prepaid card product, we aim to sustain cardholders for longer periods of time and promote growth of our product via word of mouth by those existing cardholders. Expanding the prepaid card functionality for current cardholders will also allow us to differentiate our products from others in the market and provide a distinct marketing advantage while providing the cardholders with improved features and functionality.

     COMPETITION

     The competitive landscape continues to evolve with new entrants developing and deploying niche market prepaid card solutions with focus on demographic and ethnic subsets, credit seeking individuals and under and un-banked consumers. The competitive environment has seen a rise in products and companies across all sales channels, including online, retail, non-retail, mass merchant and independent sales operators. Although the prepaid industry is still in an early growth phase, considerable specialization has begun to occur with the end result delivering a competitive landscape that can be broken into three primary segments:
open, PIN-based semi-open, and closed loop product offerings. Most segments are filled with unique competitors and an equally divergent collection of product offerings.

     The open segment of the market consists of a fragmented collection of association branded prepaid debit card products. The common trait within this product segment is that all products carry the Visa, MasterCard, American Express, or Discover brand on the front of the card giving the product category unparalleled payment acceptance. Examples of companies who compete within the space are Green Dot Corporation, Net Spend, One Global Finance, and ITC Financial Services. Many of these companies share common traits including: well-developed proprietary infrastructure, substantial investment in internal IT resources, significant and/or continual venture capital backing, profitability, and direct relationships with the associations, such as Visa and MasterCard.

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

     We believe that competition in the stored value products and services market is based upon the following factors:

     -    Addressing the needs of underserved and unbanked customers;
     -    Program flexibility for user-specific needs;
     -    Responsiveness to customer demands;
     - Easy product distribution access and usage (i.e. online, telephone, retail, etc);
     -    Stored value expertise;
     -    Brand recognition and geographic presence; and Price.

     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, such as Green Dot Corporation, Net Spend, One Global Finance, WildCard Systems/eFunds (NYSE:EFD) and ITC Financial Services. These competitors include (i) large stored value product and service providers; (ii) national, regional and local networked retail prepaid service providers who have stored value services divisions; (iii) fully integrated on-line services companies; and (iv) major venture-backed stored value firms. Many of our competitors expanded their product and/or service offerings over the past year and increased their focus on new product development and delivery, thus increasing the number of organizations that are providing products and services similar to ours.


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

     REGULATORY ENVIRONMENT

     As the stored value industry continues to grow, we can expect regulatory oversight to expand accordingly. In related regulatory developments, the Federal Deposit Insurance Corporation (FDIC) has evaluated comments on whether stored value card funds should qualify as deposits that must be insured. Separately, the Federal Reserve Board is considering whether stored value payroll cards should be covered by Regulation E. The Office of the Comptroller of the Currency (OCC) issued an advisory letter offering guidance to national banks engaged in payroll card systems regarding appropriate disclosures, error resolution procedures, liability limits for unauthorized use and other issues.

States, too, may initiate consumer protection requirements for stored value cards, such as caps on certain kinds of fees. At this time, various states are investigating the feasibility of clarifying existing regulations for stored value products. Although there may be additional regulations at both the state and federal level, outlined below are the key risks associated with the stored value industry:

     -    State laws:
          -----------
          States such as Pennsylvania and Maryland are proactive in defining and regulating the stored value industry and serve as benchmarks for other states currently in the process of defining the regulatory aspects of the emerging industry. These laws are designed to protect consumers and regulate the legitimate businesses in conducting business in the stored value space. On a state-by-state basis, each state may elect to further refine the regulatory scope and enact new laws to manage stricter compliance in the growing stored value arena.

     -    Money transmitter laws:
          -----------------------
          Many states engage in the regulation of the transfer or transmittal of money. Oftentimes this type of transaction is regulated by the state banking authorities to ensure consumer protection. As stored value makes an increased presence in the transactional marketplace, it could be expected that further regulatory guidelines will be established to monitor industry compliance.

     -    Patriot Act:
          ------------
          This law was enacted by the United States' government to provide further investigative tools to Justice Department authorities attempting to prevent acts of terrorism. This legislative action is a potential risk for the stored value industry as new laws governing information collection could be further changed. Under the auspices of current law, the Patriot Act regulates the submission of appropriate personal identification for applications on all non-anonymous stored value products. As an extension of the Patriot Act, there is a subsequent Bank Secrecy Act, which may pose a future risk as the regulatory climate changes in response to further refining the existing laws.


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

STRATEGIC ACQUISITIONS

     Management is seeking potential acquisition candidates. In November 2004, we closed an asset purchase agreement with a direct mail organization and in June 2005, we closed an asset purchase agreement with a telephone company for call center assets. We continue to court potential acquisition targets based on the criteria outlined below. Aside from the asset purchase agreements, we currently have no other binding agreements.

     SELECTION CRITERIA FOR ACQUISITION TARGETS

     Prospective acquisitions will be selected for their profitability, product mix, market position, customer base and for their experienced management teams. We will attempt to negotiate acquisition terms which will limit financial risk to our shareholders by setting specific performance milestones in order for the target company's owners to receive full purchase consideration.

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

EMPLOYEES

     At March 16, 2006, we had eleven full-time employees, namely our CEO and President, Matt Kerper, our CFO, Bryan Kenyon, and nine other team members whose roles include: Director of Product Development, Channel Support Specialist and seven Call Center Specialists.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our administrative offices and headquarters, consisting of approximately 1,500 square feet of office space, are located at 170 Newport Center Drive, Suite 210, Newport Beach, California. We sublease this office space from Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, one of our shareholders, on a three-year sublease for $3,905 per month until September 2006, and thereafter at $4,013 per month. The sublease expires in September 2007.

     We have entered into a sublease consisting of approximately 1,400 square feet of office space located at 1132 Bishop Street, 18th Floor, Honolulu, Hawaii. We sublease this space from Hawaii Direct Telephone, a corporation whose call center assets we purchased in June of 2005, for $2,835 per month. The sublease expires on October 1, 2006.

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.


                                  PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established trading market for our common stock. We have made application to the OTC Bulletin Board for quotation of our common stock, but there is no assurance when, or if, such application will be approved.

     At March 16, 2006, we had 3,055,250 shares of our common stock which were subject to outstanding options to purchase these shares. At March 16, 2006, we had 250,000 outstanding warrants to purchase common stock.

     We have registered for resale 3,619,637 shares of our outstanding common stock for selling securities holders, including 382,302 shares received by Trymetris Capital Fund I, LLC in the issuance and conversion of a debenture issued to this fund. In addition to the registration of these shares in this registration statement, we have granted the fund the right to demand registration of the shares at any time in the future, provided that we are not required to file more than one registration statement in any twelve-month period.

HOLDERS

     At March 16, 2006, we had 101 shareholders of record as reported to us by our transfer agent. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent.

DIVIDEND POLICY

     Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2005, except as previously reported by us in our quarterly reports on Form 10-QSB or current reports on Form 8-K during the year, the following securities were sold by us without registering the securities under the Securities Act:

     - On May 27, 2005, we granted five-year options to Luan Dang to purchase 50,000 shares at $0.75 per share for continued service as a director, on the compensation and audit committees and as chairman of the compensation committee. The options vest one - fourth (1/4th) of the total options granted at the end of each three-month period and immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan of the Company. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Dang was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Dang represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction.

     - On May 27, 2005, we granted five-year options to Alan Knitowski to purchase 25,000 shares at $0.75 per share for continued service as a director. The options vest one - fourth (1/4th) of the total options granted at the end of each three-month period and immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan of the Company. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Knitowski was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Knitowski represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction.

     - On September 14, 2005, we granted five-year options to Randy Cherkas to purchase 50,000 shares at $1.00 per share for continued service as a director on the compensation and audit committees and as chairman of the audit committee. The options vest one - fourth (1/4th) of the total options granted at the end of each three-month period and immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan of the Company. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Cherkas was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Cherkas represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction.



     - On September 20, 2005 we initiated an offering of up to 2,000,000 shares of common stock for gross proceeds of $2,000,000. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through December 31, 2010 at $1.25 with certain incentive discounts to the exercise price available through December 31, 2007. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The investors were:

                                         Number        Number
          Name                        of Shares   of Warrants        Amount
          ------------------------  -----------   -----------   -----------
          Luan Dang                      50,000        25,000   $    50,000
          ------------------------  -----------   -----------   -----------
          Knitowski Family Trust        250,000       125,000   $   250,000
          ------------------------  -----------   -----------   -----------
          Dale P. LaRock                 40,000        20,000   $    40,000
          ------------------------  -----------   -----------   -----------
          Lau  and Mai-anh Nguyen        50,000        25,000   $    50,000
          ------------------------  -----------   -----------   -----------
          Matthew Portoni                25,000        12,500   $    25,000
          ------------------------  -----------   -----------   -----------
          Ron and Janice Strugano        10,000         5,000   $    10,000
          ------------------------  -----------   -----------   -----------
          Peter Cuong Dac Ta             25,000        12,500   $    25,000
          ------------------------  -----------   -----------   -----------
          Hoang H. Tong                  25,000        12,500   $    25,000
          ------------------------  -----------   -----------   -----------
          TOTALS                        475,000       237,500   $   475,000
          ------------------------  -----------   -----------   -----------

          The investors were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. The investors delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares and warrants. The investors represented that they had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.




     - On December 30, 2005, our compensation committee granted shares and four year options to purchase shares to the following officers as annual performance bonuses for services rendered in relation to their employment with the Company pursuant to the terms and conditions of their employment agreements:

                                                     Number        Number
                    Name                           of Shares    of Options
                    --------------------------   ------------  ------------
                    Matthew Kerper                     42,000           -0-
                    Bryan Kenyon                       25,000       200,000

          The shares vested on January 3, 2006. The options vest beginning the first quarter of 2006 at a rate of 1/16th per quarter for each quarter our revenue exceeds the previous quarter of revenue, independent of whether the revenue is generated from acquisition or non-acquisition business activities. The shares and options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each investor was an accredited investor as defined in Rule 501 of Regulation D at the time of grant. The investors delivered appropriate investment representations with respect to the acquisition of the shares and options and consented to the imposition of restrictive legends upon the certificates evidencing such shares and options. The investors represented that they had not purchased the shares and options as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares and options.

     In addition, since the year ended December 31, 2005, the following securities were sold by us without registering the securities under the Securities Act:

     - On January 3, 2006, we initiated an offering of up to 1,600,000 shares of common stock for gross proceeds of $1,600,000. Each investor also receives stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through March 31, 2011 at $1.25 with certain incentive discounts to the exercise price available through March 31, 2008. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
          Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The initial investors are:



                                                   Number       Number
          Name                                  of Shares  of Warrants    Amount
          ----------------------------------    ---------  -----------  --------
          Bluewaters Family Ltd. Partnership       25,000       12,500   $25,000
          Khai Trinh                               25,000       12,500   $25,000


          The investors were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. The investors delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares and warrants. The investors represented that they had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

PURCHASES OF EQUITY SECURITIES

     There were no purchases made during the fourth quarter ended December 31, 2005, by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our common stock.

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

KEY ACCOUNTING POLICIES

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter and year ended December 31, 2005.


RESULTS OF OPERATIONS

Revenue

     Revenue was $546,181 and $34,451 for the years ended December 31, 2005 and 2004 (restated), respectively, representing an increase of $511,730 or 1,485%. Our 2005 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers and customized program solutions and increased sales of our branded card products and services. This was the first complete year in which our operations have been ongoing. We have also contracted with other third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

Cost of Sales and Gross Profit

     Cost of sales was $426,203 and $40,954 for the years ended December 31, 2005 and 2004 (restated), respectively, representing an increase of $385,249 or 941%. The increase was attributed to the growth of the card production, distribution costs and transaction processing costs coupled with increased cost of sales related to telephony and technology for call center operations under isleCORE Systems. The resulting gross profit was 21.9% and (18.8)% for the years ended December 31, 2005 and 2004, respectively. The improved gross margin was primarily due to the fact that we expanded and diversified revenue streams to focus on higher margin call center and stored value operations, and minimized prior year impacts with catalog shopping card cost of sales.

Operating expenses

     Operating expenses were $1,539,670 and $781,085 for the years ended December 31, 2005 and 2004 (restated), respectively, representing an increase of $758,585 or 98%. The major components of the increase were related to continued use of third party professionals for legal, management and accounting service, which totaled $248,274 and the expansion of headcount and payroll, totaling $604,184 and $252,004 contributed through the recognition of stock-based compensation expense. Additionally net increases for insurance, rent and travel amounted to another $103,468. On a comparable basis payroll and related expenses were $604,184 and $230,417 for the years ended December 31, 2005 and 2004 (restated), respectively, representing 39% and 29% of operating expenses, respectively.

Other income (expense)

     Other income (expense) was ($117,345) and ($68,513) for the years ended December 31, 2005 and 2004 (restated), respectively. The 2005 expenses relate to net interest expense of $1,107 and financing costs of $116,238. In 2004 the expense was related to $60,000 for an impairment of intangible assets related to the Signature Credit acquisition of certain catalog shopping card assets.



Net loss

     We had a net loss of $1,537,037 and $858,632 for the years ended December 31, 2005 and 2004 (restated), respectively. Through the addition of new custom programs and the increasing sales of our branded products and services, we expect to increase gross profit margins and anticipate reaching a breakeven position sometime in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, cash totaled $211,523 as compared with $974,658 cash or cash equivalents at December 31, 2004. Cash used in operations was $1,174,228 during the year ended December 31, 2005 as compared with $634,648 during the year ended December 31, 2004. During the year ended December 31, 2005, cash flows used by investing activities decreased by $ 45,892 and cash flows from financing activities increased by $456,985. On a comparable basis, during the year ended December 31, 2004, cash flows used by investing activities decreased by $86,784 and cash flows from financing activities increased by $1,696,090.

     Working capital was $223,148 at December 31, 2005, as compared with working capital of $859,825 at December 31, 2004. This decrease in working capital was a result primarily of using cash balances for operations to support product development, cost of sales, and revenue growth. The cash used was from gross proceeds from a private placement stock offering and proceeds from a convertible debenture which generated a total of $1,700,000 in cash during the year ended December 31, 2004. In addition, there was cash used from a private placement offering of our common stock conducted in the third and fourth quarters from approximately September through December 2005. We offered an aggregate of 2,000,000 shares at $1.00 per share with a 50% warrant coverage structure and realized gross proceeds of $462,500.

     Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements through the remainder of 2006. Our monthly cash requirements have fluctuated between $59,321 and $133,274, and management estimates that future monthly cash requirements will be approximately $74,000. The Company anticipates that improved gross profit margins coupled with growing revenues from call center operations, stored value and direct mail channels, will allow us to reach the cash neutral point sometime in 2006. While the timing of any such cash neutral point is uncertain, there may be unforeseen circumstances that could adversely affect any such operating results. We do anticipate a need for additional funding from investors for operating funds and anticipate continued private equity offerings to satisfy these needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

     During the year ended December 31, 2005, we did not engage in any off-balance sheet arrangements.

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

SUBSEQUENT EVENTS

     The following events occurred subsequent to the year ended December
31, 2005:

     CARD MARKETER AGREEMENTS

     We have signed a card marketing agreement dated January 27, 2006, with iDirect Marketing, a Florida-based company. iDirect plans to sell our branded stored value products through their network of distribution channels that are located throughout the United States,

     PROCESSOR AGREEMENTS

     On March 8, 2006, we signed an Addendum to our processor agreement with Galileo Processing. The purpose of the Addendum is to provide access for our cardholders to the PayXone payment centers operated under agreement by Galileo Processing. PayXone is a consortium of retail and non-retail locations that offer our cardholders the ability to add funds to their prepaid card at PayXone locations in addition to our existing fund loading locations.

     PROGRAM LAUNCHES

     The fully customized PlatinumTel prepaid card program was launched on February 21, 2006. We provide PlatinumTel a customized Visa debit card program platform for PlatinumTel customers and provide ongoing portfolio support.


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


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CURRENT MANAGEMENT

     The following table sets forth as of March 16, 2006, the name, age, and position of our executive officers and directors:

                                                                 Director
     Name                     Age    Position(s)                 Since
     ---------------------    ----   -------------------------   ----------
     Matthew S. Kerper        31     CEO, President & Director   2004
     Bryan W. Kenyon          34     CFO                         --
     Alan Knitowski           36     Chairman                    2004
     Luan Dang                34     Director                    2004
     Randy Cherkas            43     Director                    2004

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





     Set forth below is certain biographical information regarding our current executive officers and directors:

     MATTHEW KERPER has been our President since May 2004. From April 2002 until May 2004, he was Director of Wholesale Distribution and Director of Reseller Distribution for Next Estate Communications, a leading provider of prepaid MasterCard (registered trademark symbol) cards and stored value solutions. From April 2000 until January 2002 he was vice-president of electronic commerce for PayStar Corporation, a distributor of telecommunications and stored value products. From January 2000 until December 2000 he was vice-president of operations for PAIDCard, a company which developed a prepaid credit card. In 1999 he was CEO of Gut Boyz, Inc. which was a national distributor of causal apparel. In 1997, Mr. Kerper received a Bachelor of Science degree in Business Information Systems from the University of Phoenix and in 2001 he received his M.B.A. from Pepperdine University's Graziadio School of Business and Management.

     BRYAN KENYON has been our Chief Financial Officer since May 2004.
From May 2002 until February 2004, he was Director of Financial Planning and Analysis for Next Estate Communications, a leading provider of prepaid MasterCard (registered trademark symbol) cards and stored value solutions. While in this position, he was responsible for company activities relating to financial planning and business analysis. In addition Mr. Kenyon served as the liaison for company-wide investor relations delivering business climate and financial performance summaries to key stakeholders. From February 2000 until May 2002 he was employed by Fluor Corporation, a global engineering, construction, and procurement organization, as Finance Manager for government services, Finance Manager for global IT, and Senior Financial Analyst. He had responsibility for management of people and processes, including line of business overhead, capital budgets, cost performance, and activity-based cost management. Prior to joining Fluor Corporation, Mr. Kenyon was employed by Baker Tanks in the role of Manager of Business Analysis from November 1998 until February 2000. While working at Baker Tanks, a niche market equipment rental and tank organization, Mr. Kenyon developed a broad knowledge base in fixed price and complex contract financing and retail pricing sensitivity modeling. Mr. Kenyon received his bachelor's degree in business administration/finance from California State University at Fullerton in 1994. He received his MBA from Pepperdine University in 2001.

     ALAN KNITOWSKI has been our Chairman since May 2004. He has also been Chairman of Caneum, Inc. (OTC BB: CANM), a business process and information technology outsourcing products and services company, since June 11, 2003. Mr. Knitowski is Founder and Managing Director of Ecewa Capital Group LLC, Co-Founder and Co-Manager of Trymetris Capital Management LLC and the Trymetris Capital Fund I, LLC, Director of WindSpring, Inc., Advisor of Edgewater Networks, Inc., Advisor of IntEnt Media Ventures, Inc., and Angel Investor of numerous technology, media, biotechnology and energy companies.

     Previously, Mr. Knitowski was Co-Founder and Director of Telverse Communications, a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired in July 2003 by Level 3 Communications (NASDAQ: LVLT). Most recently, Mr. Knitowski was Director of Marketing for the Voice Technology Group at Cisco Systems and was responsible for business, market and community development, including business planning and strategy for Cisco's global packet communications initiatives. In November 2000, Mr. Knitowski joined Cisco as part of the Vovida Networks acquisition, where he served as Co-Founder, President and CEO and led the company from idea conception through its eventual acquisition by Cisco (NASDAQ: CSCO).




     In the past, Mr. Knitowski was an Angel Investor and Director of vCIS, a proactive software behavior analysis and anti-virus security company, and helped negotiate and structure its acquisition by Internet Security Systems (NASDAQ: ISSX) in October 2002. Additionally, he was a Founding Director of both the Open Multimedia Protocol Alliance (OMPA) and the International Softswitch Consortium (ISC) in 1999, which were subsequently merged and scaled to nearly 200 companies prior to renaming itself to become the International Packet Communications Consortium (IPCC) in 2003. During his tenure at the consortium, Mr. Knitowski served as its Vice Chairman, Co-Chair of its Government Liaison Working Group and one of its external evangelists.

     Previously, Mr. Knitowski worked in various operational, line management and consulting roles with The Results Group, Nortel Networks, Hewlett Packard and the United States Army, where he served as an Airborne, Air Assault and Ranger qualified Captain in the Corps of Engineers both domestically and abroad. Mr. Knitowski holds an MBA from the University of California at Berkeley, an MS in industrial engineering from the Georgia Institute of Technology and a BS in industrial engineering from the University of Miami. He has delivered and moderated general and executive sessions at various events and conferences within the communications industry, has appeared on radio and television to discuss next-generation networking and packet communications and has delivered educational sessions on next-generation networking and packet communications to the United States Federal Communications Commission.

     LUAN DANG was a director of engineering for Cisco Systems from November 2000 until February 2005, overseeing the development of VoIP products and strategies and the next generation SIP call control. From February 1999 until November 2000 he co-founded and was employed by Vovida Networks, a software development firm for VoIP, as CTO and senior vice-president. From 1999 to 2002, Mr. Dang served as a member of the Technical Advisory Council for the International Softswitch Consortium, which has become the International Packet Communications Consortium. In addition to filing two telephony patents for voice-over-IP in 1999 and caller IP in 1998, he holds a patent on display screen management apparatus in 1997.
Mr. Dang received his Bachelor of Science degree in computer science from the University of California at San Diego in 1992. He received his Masters of Science degree in computer science from Stanford University in 1996.
Mr. Dang has been an honored speaker at national and international conferences in the telecom industry, including acting as Chairman of the Media Gateway Control 2000 Conference in La Defense, France. Mr. Dang has also served as a director of Caneum, Inc. since 2005 and currently serves on the audit committee and chairs the compensation committee of Caneum, Inc.




     RANDY CHERKAS was a founder of GTS Prepaid, Inc., a distributor of prepaid products, and has been its president since its inception in April 2000. He was the president of Global Telecommunication Solutions, Inc., a telecommunications company, from September 1998 until November 1999, and was a director from February 1998 until November 1999. From February 1998 to August 1998, Mr. Cherkas served as chief operating officer for Global. Global Telecommunications Solutions, Inc. filed for bankruptcy in October 2000. In April 1994, Mr. Cherkas founded Networks Around the World, Inc. ("NATW") and served as its president until February 1998, when NATW was acquired by Global Telecommunication Solutions, Inc. He is a graduate of the University of Pennsylvania's Wharton School and received his Bachelor of Science degree in business in 1984. Mr. Cherkas is also a member of the board of directors and chairman of the Membership Committee for the International Prepaid Communications Association (IPCA), a trade association that serves the prepaid communications industry including : phonecards, wireless, and other prepaid telecommunications carriers and distributors. He has been involved in developing prepaid programs for such retail chains as A&P Supermarkets, Circle K, Wawa Food Markets, Sunoco and 7-Eleven, as well as promotional programs for MTV Networks, Pepsi, Kraft Foods and the Children's Miracle Network.

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

     Stockholders may send communications to the Board of Directors by contacting our President, Mr. Kerper, in one of the following ways:

     -    In writing at 170 Newport Center Drive, Suite 210, Newport Beach,
          CA  92660;
     -    By e-mail at mkerper@trycera.com




     The President will submit each communication received to the Board of Directors at the next regular meeting.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table identifies each person who, at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:


                                        Number of Transactions
                         Number of      Not Reported           Reports
Name                     Late Reports   on a Timely Basis      not Filed
--------------           ------------   ---------------------- ----------
Randy Cherkas                 1                   1                 0

CODE OF ETHICS

     On August 25, 2004, the Board of Directors adopted a Code of Ethics. The purpose of the Code of is to set the expectations of the highest standards of ethical conduct and fair dealings. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE.    The following table sets forth
information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2005, 2004, and 2003:


                  Long Term Compensation                Long Term        Compensation
                                                                Awards        Payouts
                                                                 Secur
                                             Other   Restr       ities
                                            Annual   icted      Under-            All
Name &                                      Compen   Stock       lying   LTIP   Other
Principal             Salary       Bonus    sationAward(s)     Options Payout  Compen
Position      Year       ($)         ($)       ($)     ($)     /SARs #    ($)  sation
-------------------------------------------------------------------------------------
Matthew
 S. Kerper    2005  $120,000  $42,000(1)         0       0           0      0       0
 CEO          -----------------------------------------------------------------------
              2004  $120,000        0   $10,000(2)       0   1,000,000      0       0
              -----------------------------------------------------------------------
              2003         0        0            0       0           0      0       0
              -----------------------------------------------------------------------

Bryan W.      2005   100,000  $25,000(3) $7,984(4)       0  200,000(6)      0       0
 Kenyon,      -----------------------------------------------------------------------
 CFO          2004   100,000        0    $6,000(5)       0  750,000         0       0
              -----------------------------------------------------------------------
              2003         0        0         0          0           0      0       0
              -----------------------------------------------------------------------
</Table

     (1) On December 30, 2005, our Compensation Committee granted a bonus of 42,000 shares of our common stock to Mr. Kerper for service under his employment agreement for his initial year of service from May 10, 2004, through May 9, 2005. The shares vested on
          January 4, 2006. The value of the shares was determined by the committee to be $1.00 per share.

                                     27
     (2)  On May 11, 2004, the board issued 1,000,000 shares of common stock to Mr. Kerper as consideration for accepting appointment as an officer and director of the company.  These shares were valued at $0.01 per share.
     (3)  On December 30, 2005, our Compensation Committee granted a bonus of 25,000 shares of our common stock to Mr. Kenyon for service under his employment agreement for his initial year of service from June 7, 2004, through June 6, 2005.  The shares vested on
          January 4, 2006.  The value of the shares was determined by the committee to be $1.00 per share.
     (4)  Mr. Kenyon's other annual compensation consists of a $307 per pay period adjustment for healthcare.
     (5)  On May 11, 2004, the board issued 600,000 shares of common stock to Mr. Kenyon as consideration for accepting appointment as an officer and director of the company.  These shares were valued at
          $0.01 per share.
     (6)  On December 30, 2005, our Compensation Committee granted 200,000 stock purchase options to Mr. Kenyon.  The options are
          exercisable at $1.00 per share and vest at the rate of 1/16th per quarter for each quarter our revenue exceeds the previous quarter of revenue starting first quarter 2006, independent of whether the revenue is generated from acquisition or non-acquisition business activities.

     Option Grants Table.     The following table sets forth information
concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005

OPTIONS GRANTS IN LAST FISCAL YEAR
(Individual Grants)


                 Number of     Percent of
                 Securities    total options
                 underlying    granted to         Exercise or
                 options       employees in       base price     Expiration
Name             granted (#)   last fiscal year   ($/Share)      date
---------------  -----------   ----------------   -----------    ----------
                                                                 ------
Matthew Kerper   -0-           -0-                -0-            n/a
Bryan W. Kenyon  200,000       62%                $1.00          December
                                                                 30,2009

     AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE
TABLE.    The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2005, and held as of December 31, 2005, by the executive officers named in the Summary Compensation Table.

















              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES

-------------------  --------  ---------   ----------------   ---------------------
                                           Number of
                                           Securities
                                           Underlying         Value of
                                           Unexercised        Unexercised
                                           Options            In-The-Money
                                           at Fiscal          Options at Fiscal-
                                           Year-End (#)       Year-End ($)(1)
-------------------  --------  ---------   ----------------   ---------------------
                     Shares
                     acquired
                     on        Value
                     exercise  realized    Exercisable/       Exercisable/
Name                 (#)       ($)         Unexercisable      Unexercisable
-------------------  --------  ---------   ----------------   ---------------------
Matthew S. Kerper       -0-       -0-      583,333/416,667    $583,333/$416,667 (1)
-------------------  --------  ---------   ----------------   ---------------------
Bryan W. Kenyon         -0-       -0-      437,500/312,500    $437,500/$312,500 (1)
-------------------  --------  ---------   ----------------   ---------------------

     (1) At December 31, 2005, there was no public trading market for our common stock. The fair market value of the shares underlying the unexercised options is computed for purposes of this table at $1.00 per share based on the last sale price of our shares in the latest non-public offering of our stock. All of the options granted to Messrs Kerper and Kenyon would have been in-the-money options at year-end.

EMPLOYMENT AND CONSULTING CONTRACTS

     On May 27, 2004, the Compensation Committee approved employment agreements and compensation for Matthew S. Kerper as President and for Bryan Kenyon as CFO. The following description sets forth the material individual terms of these agreements:

     - MATTHEW S. KERPER. The initial period of the employment agreement for Mr. Kerper is three years beginning May 10, 2004. He is required to devote his full time to the business of the company. His base salary is $120,000 per annum. He received a signing bonus of 1,000,000 post-split shares, which were previously issued by the Board of Directors on May 7, 2004, and options to purchase 1,000,000 post-split shares as additional compensation for entering into the agreement.

     - BRYAN KENYON. The initial period of the employment agreement for Mr. Kenyon is three years beginning May 26, 2004. He is required to devote his full time to the business of the company. His base salary is $100,000 per annum. He received a signing bonus of 600,000 post-split shares, which were previously issued by the Board of Directors on May 7, 2004, and options to purchase 750,000 post-split shares as additional compensation for entering into the agreement.

     Each of the employment agreements contains the following provisions which apply to each of the parties:

     - The options were granted pursuant to our 2004 Stock Option/Stock Issuance Plan.

     - The exercise price of the options granted to the employees is $0.25 of the first quarter of the options granted; $0.45 for the next quarter; $0.65 for the next quarter; and $0.85 for the final quarter granted.



     -    The options granted to the employees shall vest as follows:
          1/12th per quarter for each quarter of company revenue exceeding the previous quarter of revenue since his date of hire, independent of whether the revenue is generated from acquisition or non-acquisition business activities, 1/12th for each $250K in aggregate gross revenue growth from the day he commences work at the company, at the three year six month anniversary of his employment with the company, and/or immediately in the event of a Corporate Transaction, as defined in the 2004 Stock Option/Stock Issuance Plan.

     - Mr. Kerper is eligible to receive an annual performance bonus between 25% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock. Mr. Kenyon is eligible to receive an annual performance bonus between 10% and 50% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock.

     - Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

     -    The employee is entitled to three weeks paid vacation per year.

     - Each agreement contains customary termination and confidentiality provisions.

     Pursuant to their employment agreements, Mr. Kerper and Mr. Kenyon were granted stock bonuses by the Compensation Committee for 2005.
Mr. Kerper received 42,000 shares and Mr. Kenyon received 25,000 shares. The shares were granted on December 30, 2005, and vested on January 3, 2006.

     On December 30, 2005, the Compensation Committee approved the grant of 200,000 stock options for the purchase of common stock for Bryan Kenyon as CFO.

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

     Pursuant to our standard arrangements for outside directors, on May 27, 2005, our board of directors granted to Alan S. Knitowski and Luan Dang, two of our outside directors, stock options to purchase 25,000 and 50,000 shares, respectively. These options were granted in connection with Mr. Knitowski's continued appointment as director, and Mr. Dang's continued appointment as director, audit and compensation committees' member, and as chairmen of the compensation committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $0.75 per share and expire five years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.


     Also pursuant to our standard arrangements for outside directors, on September 14, 2005, our board of directors granted to Randy Cherkas, one of our outside directors, stock options to purchase 50,000 shares. These options were granted in connection with his continued appointment as a director and for his continued appointment to the audit and compensation committees, and as chairman of the audit committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share and expire five years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of the common stock of our company as of March 16, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:


                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)                 Percent of Class
---------------------------   -------------------           -----------------

Matthew S. Kerper                1,575,418(2)                     21.05%
170 Newport Center Drive
Suite 210
Newport Beach, CA   92660

Bryan Kenyon                     1,112,580(3)                     15.16%
170 Newport Center Drive
Suite 210
Newport Beach, CA   92660





Alan Knitowski                   1,021,667(4)                     14.28%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Luan Dang                          675,000(5)                      9.61%
170 Newport Center Drive
Suite 210
Newport Beach, CA   92660

Randolph Cherkas                   141,667(6)                      2.03%
7 Leeds Road
Moorestown, NJ   08057

Executive Officers and              4,526,332                     54.03%
Directors as a Group
(5 Persons)

Jason Daggett                      631,469(7)                      9.11%
Trymetris Capital Fund I, LLC
4080 Paradise Road, #15168
Las Vegas, NV   89109

Trymetris Capital Fund I, LLC         552,302                      8.00%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660
__________

</Tabe>

     (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 6,901,802 shares of our common stock outstanding on March 16, 2006.
     (2) Includes 583,333 shares issuable upon exercise of outstanding options.
     (3) Includes 90,000 shares owned by a children's trust controlled by Mr. Kenyon. Also includes 437,500 shares issuable upon exercise of outstanding options.
     (4)  Includes 700,000 shares owned by a family trust controlled by Mr.
Knitowski, and 67,500 owned by an IRA. Also includes 56,250 shares issuable upon exercise of outstanding options held by Mr. Knitowski and 72,917 shares issuable upon exercise of outstanding options held by a company of which Mr. Knitowski is the president. Further includes 125,000 shares issuable upon exercise of warrants.


     (5) Includes 100,000 shares issuable upon exercise of outstanding options and 25,000 shares issuable upon exercise of outstanding warrants.
     (6) Includes 75,000 shares issuable upon exercise of outstanding options.
     (7)  Includes 552,302 shares owned by Trymetris Capital Fund I, LLC.
Also includes 50,000 shares held in the name of a corporation owned and controlled by Mr. Daggett. Further includes 29,167 shares issuable upon exercise of outstanding options.

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



EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth as of the most recent fiscal year ended
December 31, 2005, certain information with respect to compensation plans
(including individual compensation arrangements) under which our common stock is authorized for issuance:

Table>
                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                 available for
                                                                 future issuance
                                                                 under equity
                     Number of securities                        compensation
                     to be issued          Weighted-average      plans (excluding
                     upon exercise of      exercise price of     securities
                     outstanding options,  outstanding options,  reflected in
                     warrants and rights   warrants and rights   column (a) and (b))
                     (a)                   (b)                   (c)
-------------------- --------------------  --------------------  -------------------
Equity compensation
 plans approved by
 security holders         3,070,250             $0.62                 1,837,750
-------------------- --------------------  --------------------  -------------------
Equity compensation
 plans not approved
 by security holders          -0-                -0-                      -0-
-------------------- --------------------  --------------------  -------------------
     Total                3,070,250             $0.62                 1,837,750
-------------------- --------------------  --------------------  -------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have had a number of related party transactions which may not have been on terms as favorable as with unrelated parties. As a start-up venture, we have engaged in a significant number of transactions with related parties that may not be deemed to have been at arm's length, including the following:

     - On May 12, 2004, we borrowed $200,000 from Trymetris Capital Fund I, LLC pursuant to the terms of a six-month 10% convertible debenture which we issued for the loan. The debenture was convertible at $0.75 per share. We also issued 100,000 shares of common stock as additional consideration for the loan and granted demand registration rights for the shares. The Fund is managed by Trymetris Capital Management, LLC. Alan S. Knitowski, our Chairman, is one of two managing members of this entity and holds an ownership interest in the Fund. Jason Daggett, a member of our advisory committee and a shareholder named in Item 11 above, is the other managing member of this entity. On December 15, 2004, the loan was converted by the Fund and we issued 282,302 shares in the conversion as full satisfaction of the amount owed pursuant to the debenture.
     - On May 10, 2004, we entered into a renewable one-year joint consulting agreement with Cygni Capital LLC and Ecewa Capital LLC in which we agreed to pay $10,000 every thirty days for the services and, during the initial term, a finder's fee equal to 8% of any transaction plus five-year warrants to purchase shares equal to 8% of the securities subject to the transaction. This agreement terminated on December 31, 2005. We also granted to Ecewa five-year options to purchase 125,000 shares exercisable at the following prices: 31,250 at $0.25 per share; 31,250 at $0.45 per share; 31,250 at $0.65 per share; and 31,250 at $0.85 per share. These options vest at the rate of 1/12th per quarter for each quarter our revenue exceeds the previous quarter and/or 1/12th for each $250,000 in aggregate gross revenue we have achieved since our inception. Mr. Knitowski, our Chairman, is the president of Ecewa Capital.

     - From November 2001 until March 2004, we borrowed $8,731 from Cygni Capital LLC. Eric C. Bronk, the sole director and president of our company at the time, was president of Cygni Capital at the time of the loans. Mr. Bronk resigned as an officer and director of our company on May 7, 2004. The loans were repaid by us on May 18, 2004.
     - From May 2000 until June 2003, we borrowed $20,123 from Rigel Funds Management, Ltd. Eric C. Bronk, the sole director and president of our company at the time, was a director of this entity. The loans were repaid by us on May 18, 2004.
          On May 24, 2004, Cygni Capital leased approximately 1,478 square feet of office space and sublet the space to us for $3,695 per month. On May 27, 2004, we granted to Cygni Capital options to purchase 125,000 shares for prior consulting services. These options are exercisable at $0.25 for the first 31,250, $0.45 for the next 31,250, $0.65 for the next 31,250, and $0.85 for the next 31,250. Jason Daggett, a member of our advisory committee and a shareholder named in Item 11 above, was an owner member of Cygni Capital at the time the lease was negotiated and the options granted.

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


ITEM 13.  EXHIBITS

         The following exhibits are included as part of this annual report:

                                   Incorporated by Reference
                                   ------------------------------------
Exhibit
Number  Exhibit Description        Form    No.        Exhibit  Date      Herewith
------- -------------------------- ------  ---------- -------  --------  ---------
3.1     Articles of Incorporation,                             June
        as amended June 14, 2004   8-K     000-30872  3.1      15, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
3.2     Current Bylaws             10-QSB  000-30872  3.2      August
                                                               16, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
4.1     Form of Common Stock                                   July
        Certificate                10-SB   000-30872  4.1      21, 2000
------- -------------------------- ------  ---------- -------  --------  ---------
4.2     2004 Stock Option/Stock                                May
        Issuance Plan *            8-K     000-30872  4.2      13, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
4.3 &   Grant of Stock Option Form
 10.14  used pursuant to the 2004
        Stock Option/Stock
        Issuance Plan                                                        X
------- -------------------------- ------  ---------- -------  --------  ---------


4.4     Stock Acquisition
        Agreement dated November
        2, 2004, with Dave                                     November
        Margolin, as amended       8-K     000-30872  4.3      8, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
4.5     Stock Acquisition
        Agreement dated November                               November
        2, 2004, with Victor Lee   8-K     000-30872  4.4      8, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
4.6     Form of Series A Common
        Stock Purchase Warrant,
        as amended                                                           X
------- -------------------------- ------  ---------- -------  --------  ---------
4.7     Form of Series B Common
        Stock Purchase Warrant                                               X
------- -------------------------- ------  ---------- -------  --------  ---------
4.8     Description of
        Registration Rights for
        investors in offerings
        dated September 20, 2005
        and January 3, 2006                                                  X
------- -------------------------- ------  ---------- -------  --------  ---------
10.1    Replacement Promissory                                 March
        Note dated May 18, 2002    10-KSB  000-30872  10.1     31, 2003
------- -------------------------- ------  ---------- -------  --------  ---------
10.2    Promissory Note dated                                  April
        November 2, 2001           10-KSB  000-30872  10.2     1, 2002
------- -------------------------- ------  ---------- -------  --------  ---------
10.3    Promissory Note dated                                  March
        June 14, 2002              10-KSB  000-30872  10.3     31, 2003
------- -------------------------- ------  ---------- -------  --------  ---------
10.4    Promissory Note dated                                  March
        December 31, 2002          10-KSB  00-30872   10.4     31, 2003
------- -------------------------- ------  ---------- -------  --------  ---------
10.5    Debenture for $200,000
        with Trymetris Capital                                 May
        Fund I, LLC                8-K     000-30872  10.5     13, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.6    Consulting Agreement dated
        May 10, 2004, with Cygni
        Capital LLC and Ecewa                                  May
        Capital, LLC               8-K     000-30872  10.6     13, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.7    Employment Agreement with                              June
        Matthew S. Kerper*         8-K     000-30872  10.7     9, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.8    Employment Agreement with                              June
        Bryan Kenyon*              8-K     000-30872  10.8     9, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.9    Asset Purchase Agreement
        dated November 2, 2004,
        with Signature Credit                                  November
        Corporation                8-K     000-30872  10.9     8, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.10   Consulting Agreement dated
        November 2, 2004, with                                 November
        David Margolin             8-K     000-30872  10.10    8, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.11   Signet Software Agreement
        dated November 2, 2004
        with Dave Margolin and                                 November
        Daryl Rice                 8-K     000-3072   10.11    8, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
10.12   Service Agreement dated
        September 9, 2004, with
        Galileo Processing, Inc.
        (Confidential treatment
        has been requested for a                               April
        portion of this exhibit)   10-KSB  000-30872  10.12    15, 2005
------- -------------------------- ------  ---------- -------  --------  ---------

10.13   Marketer Agreement dated
        October 5, 2004, with
        First Federal Savings
        Bank of Midwest
        (Confidential treatment
        has been requested for a                               April
        portion of this exhibit)   10-KSB  000-30872  10.13    15, 2005
------- -------------------------- ------  ---------- -------  --------  ---------
14.1    Code of Ethics             8-K     000-30872  14.1     August
                                                               26, 2004
------- -------------------------- ------  ---------- -------  --------  ---------
21      List of Subsidiaries                                                 X
------- -------------------------- ------  ---------- -------  --------  ---------
31.1    Rule 13a-14(a)
        Certification by
        Principal Executive
        Officer                                                              X
------- -------------------------- ------  ---------- -------  --------  ---------
31.2    Rule 13a-14(a)
        Certification by
        Principal Financial
        Officer                                                              X
------- -------------------------- ------  ---------- -------  --------  ---------
32.1    Section 1350 Certification
        of Principal Executive
        Officer                                                              X
------- -------------------------- ------  ---------- -------  --------  ---------
32.2    Section 1350 Certification
        of Chief Financial Officer                                           X
------- -------------------------- ------  ---------- -------  --------  ---------

        *Management contract, or compensatory plan or arrangement required to be filed as an exhibit.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $19,523 and $10,067, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $3,651 and $11,927, respectively.

TAX FEES

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $0 and $560, respectively. These fees related to the preparation of federal income and state franchise tax returns.

ALL OTHER FEES

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004.

AUDIT COMMITTEE

     Two of the four members on our Board of Directors functions as our audit committee. All of the services described above in this Item 14 for the year ended December 31, 2005, were approved by the Audit Committee.

                                     38
                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Trycera Financial, Inc.

Date:  March 31, 2006         By: /S/ Matthew S. Kerper
                              --------------------------------------
                                      Matthew S. Kerper, President
                                     (Principal Executive Officer)

Date:  March 31, 2006         By: /S/ Bryan W. Kenyon
                              --------------------------------------
                                      Bryan W. Kenyon, CFO (Principal
                                      Financial Officer, and Principal
                                      Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2006         /S/ Matthew S. Kerper
                              --------------------------------------
                                  Matthew S. Kerper, Director


Date:  March 31, 2006         /S/ Luan Dang
                              --------------------------------------
                                  Luan Dang, Director

Date:  March 31, 2006         /S/ Alan S. Knitowski
                              --------------------------------------
                                  Alan S. Knitowski, Director

Date:  March 31, 2006         /S/ Randy Cherkas
                              --------------------------------------
                                  Randy Cherkas, Director






                          Trycera Financial, Inc.
                            Financial Statements
                             December 31, 2005
                                    and
                             December 31, 2004









/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Shareholders
Trycera Financial, Inc.

We have audited the accompanying consolidated balance sheets of Trycera Financial, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Trycera Financial, Inc., as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 21, 2006



                          Trycera Financial, Inc.
                        Consolidated Balance Sheets

                                                   December      December
                                                   31, 2005      31, 2004
                                                 ------------  ------------
                                                                 (Restated)
Current Assets
--------------
  Cash                                           $   211,523   $   974,658
  Accounts Receivable, net of allowance
   of $1,999                                          99,811        21,425
  Prepaid Expenses and other current assets           42,786        13,305
  Client ACH Reserves                                  5,000             -
                                                 ------------  ------------
     Total Current Assets                            359,120     1,009,388

Property & Equipment, net                             12,764         8,608

Other Assets
------------
  Deposits                                             9,207         9,207
  Definite Life Intangible Assets, net                75,644       109,418
                                                 ------------  ------------
     Total Other Assets                               84,851       118,625
                                                 ------------  ------------
     Total Assets                                $   456,735   $ 1,136,621
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                               $    52,469   $    32,331
  Accounts Payable - Related Party                         -         4,090
  Accrued Expenses                                    46,827        10,049
  Line of Credit                                      14,485        20,000
  Deferred Revenue, net                               22,191        83,093
                                                 ------------  ------------
     Total Current Liabilities                       135,972       149,563
                                                 ------------  ------------

Commitments                                                -             -
-----------

Stockholders' Equity
--------------------
  Preferred Stock, 20,000,000 Shares Authorized,
   $.001 Par Value; None Issued and Outstanding            -             -
  Common Stock, 100,000,000 Shares Authorized at
   $.001 Par Value; 6,876,802 and 6,307,302 Shares
   Issued and Outstanding, Respectively                6,876         6,307
  Additional Paid In Capital                       2,761,230     1,891,057
  Accumulated Deficit                             (2,447,343)     (910,306)
                                                 ------------  ------------
  Total Stockholders' Equity                         320,763       987,058
                                                 ------------  ------------
  Total Liabilities & Stockholders' Equity       $   456,735   $ 1,136,621
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements
                                     3

                          Trycera Financial, Inc.
                   Consolidated Statements of Operations

                                                   December      December
                                                   31, 2005      31, 2004
                                                 ------------  ------------
                                                                 (Restated)
Revenues
--------
  Consulting                                     $    27,309   $    24,000
  Direct Mail                                        101,151             -
  Stored Value                                       271,954             -
  Call Center                                        145,767             -
  Catalog Shopping                                         -        10,451
                                                 ------------  ------------
                                                     546,181        34,451

Cost of Sales                                        426,203        40,954
-------------                                    ------------  ------------
  Gross Profit                                       119,978        (6,503)

Expenses
--------
  Depreciation and Amortization                      115,510        14,893
  Salaries and Wages                                 604,184       230,417
  Stock Based Compensation                           252,004             -
  Professional Fees                                  248,274       284,102
  General & Administrative                           319,698       251,673
                                                 ------------  ------------
     Total Expenses                                1,539,670       781,085

     Income (Loss) from Operations                (1,419,692)     (787,588)
                                                 ------------  ------------
Other Income (Expenses)
-----------------------
  Interest, net                                       (1,107)       (8,513)
  Financing Costs                                   (116,238)            -
  Impairment of Intangible Assets                          -       (60,000)
                                                 ------------  ------------
     Total Other Income (Expenses)                  (117,345)      (68,513)
                                                 ------------  ------------
     Income (Loss) Before Taxes                   (1,537,037)     (856,101)
     Income Taxes                                          -        (2,531)
                                                 ------------  ------------
     Net Income (Loss)                           $(1,537,037)  $  (858,632)
                                                 ============  ============

Basic earnings per share:
  Loss per share                                 $     (0.24)  $     (0.23)
                                                 ============  ============
  Weighted average shares                          6,412,499     3,727,866
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements
                                     4

                          Trycera Financial, Inc.
                     Statements of Stockholders' Equity
          For the Period January 1, 2004 through December 31, 2005

                                    Preferred Stock                     Common Stock
                                                                 Paid-In  Accumulated
                         Shares   Amount     Shares    Amount    Capital      Deficit
                        -------  ------- ---------- --------- ----------  -----------
Balance, January
 1, 2004                     -   $    -    550,000  $    550  $  10,450   $  (51,674)

Forgiveness of interest
 on related party note       -        -          -         -      7,705            -

Shares issued for
 services at $.01 per
 share                       -        -  3,300,000     3,300     29,700            -

Shares issued for cash
 pursuant to a private
 placement memorandum
 at $.75 per share           -        -    367,067       367    274,933            -

Shares issued for cash
 pursuant to a private
 placement memorandum
 at $.75 per share           -        -  1,264,167     1,264    897,057            -

Shares issued for the
 acquisition of the
 assets of Signature
 Credit Corporation at
 $.75 per share              -        -    150,000       150    112,350            -

Shares issued for
 conversion of
 Debenture plus
 accrued interest
 at $.75 per share           -        -    282,302       282    211,445            -

Shares issued for cash
 pursuant to a private
 placement memorandum
 at $.75 per share           -        -    368,766       369    326,005            -

Shares issued for
 services at $.75
 per share                   -        -     25,000        25     18,725            -

Valuation of stock
 options                     -        -          -         -      2,687            -

Loss for the period
 ended December
 31, 2004                    -        -          -         -          -     (858,632)
                        -------  ------- ---------- --------- ----------  -----------
Balance at December
 31, 2004 (restated)         -        -  6,307,302     6,307  1,891,057     (910,306)

 The accompanying notes are an integral part of these financial statements.
                                     5

                          Trycera Financial, Inc.
                     Statements of Stockholders' Equity
          For the Period January 1, 2004 through December 31, 2005

                                    Preferred Stock                     Common Stock
                                                                 Paid-In  Accumulated
                         Shares   Amount     Shares    Amount    Capital      Deficit
                        -------  ------- ---------- --------- ----------  -----------

Shares issued for cash
 pursuant to a private
 placement memorandum
 at $.75 per share           -        -    462,500       462    462,038            -

Shares issued for
 acquisition of
 isleCORE assets
 at $1.00 per share          -        -     40,000        40     39,960            -

Shares issued for
 services at $1.00
 per share                   -        -     67,000        67     66,933            -

Valuation of stock
 options                     -        -          -         -    185,004            -

Valuation of stock
 warrants                    -        -          -         -    116,238            -

Loss for the period
 ended December
 31, 2005                    -        -          -         -          -   (1,537,037)
                        -------  ------- ---------- --------- ----------  -----------
Balance, December
 31, 2005                    -        -  6,876,802     6,876  2,761,230   (2,447,343)
                        =======  ======= ========== ========= ==========  ===========


 The accompanying notes are an integral part of these financial statements.
                                     6


                          Trycera Financial, Inc.
                   Consolidated Statements of Cash Flows

                                                            December       December
                                                            31, 2005       31, 2004
                                                         -------------  -------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                        $(1,537,037)     $(858,632)
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations;
  Depreciation and amortization                               115,510         14,893
  Stock issued for services                                    67,000         63,477
  Forgiveness of related party interest                             -          7,705
  Impairment loss on intangible assets                              -         60,000
  Stock options issued                                        301,242          2,687
  (Increase) decrease in accounts receivable                  (78,386)       (21,425)
  (Increase) decrease in prepaid and other current assets     (29,481)       (10,530)
  (Increase) decrease in ACH client reserves                   (5,000)             -
  (Increase) decrease in deposits                                   -         (9,207)
  Increase (decrease) in accounts payable                      20,138         21,008
  Increase (decrease) in accounts payable - related party      (4,090)         4,090
  Increase (decrease) in accrued expenses                      36,778         10,608
  Increase (decrease) in unearned revenue                     (60,902)        80,678
                                                          ------------   ------------
Net Cash Provided (Used) by Operating Activities           (1,174,228)      (634,648)
                                                          ------------   ------------
Cash Flows from Investing Activities
------------------------------------
 Acquisition of property & equipment                          (15,892)        (3,323)
 Acquisition of intangible assets                             (30,000)       (85,000)
 Proceeds received from Notes Receivable                            -          1,539
                                                          ------------   ------------
Net Cash Provided (Used) by Investing Activities              (45,892)       (86,784)
                                                          ------------   ------------
Cash Flows from Financing Activities
------------------------------------
 Proceeds from issuance of common stock                       462,500      1,499,996
 Proceeds from convertible debenture                                -        200,000
 Proceeds from line of credit                                       -         20,000
 Payments make on related party notes                               -        (23,906)
 Payments made on line of credit                               (5,515)             -
                                                          ------------   ------------
Net Cash Provided (Used) by Financing Activities              456,985      1,696,090
                                                          ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents         (763,135)       974,658

Cash and Cash Equivalents at Beginning of Period              974,658              -
                                                          ------------   ------------
Cash and Cash Equivalents at End of Period                $   211,523    $   974,658
                                                          ============   ============
Cash Paid for:
--------------
 Interest                                                 $    10,358    $     8,119
 Income taxes                                             $         -    $         -

Non-cash financing activities
-----------------------------
 Common stock issued for services                              67,000         63,477
 Common stock issued for isleCORE assets                       40,000              -

 The accompanying notes are an integral part of these financial statements
                                     7

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 1 - CORPORATE HISTORY
--------------------------
Trycera Financial, Inc., (the "Company") was incorporated in Nevada on May 10, 2000, under the name Whitelight Technologies, Inc., for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On July 16, 2004, the Company filed a certificate of amendment with the state of Nevada changing the name to Trycera Financial Inc.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
A.   Basis of Accounting
     -------------------
     The Company uses the accrual method of accounting.

B.   Revenue Recognition (restated)
     ------------------------------
     The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

     Within the Company's business, there are three key separate events that allow it to recognize revenue. The first event is when a consumer purchases a catalog shopping card membership, the second is when a consumer with an active membership buys goods using their catalog shopping card and the third event is





                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

B.   Revenue Recognition (continued)
     -------------------------------
     when a consumer purchases a prepaid or stored value product. With regard to the Company's catalog shopping business, it fulfills the first aspect of SAB 104 when a customer signs and returns one of the Company's Tru Platinum membership offerings with the appropriate payment for membership. The second aspect of SAB 104 is met when the Company delivers the catalog shopping card to the consumer. This takes place when the Company fulfills the membership agreement by sending the customer an enrollment package containing the catalog shopping card and a select number of product catalogs for future order placement. The third and fourth criteria are satisfied because the membership price is fixed and known to the customer and payment for membership is collected in advance of issuing the membership package. An alternative justification for criteria four exists by virtue of the fact that the Company's fulfillment begins only after funds are verified by its bank, thus collectibility is reasonably assured. From a recognition standpoint, the catalog shopping card revenue is recognized only after the product has been shipped to the customer. This recognition of such revenue is based on a five day assumed delivery period for the product. In addition, the Company has elected to account for customer refunds by reserving a percentage of the membership income received against a liability for future refunds. In terms of the Signature Credit product line, the membership income is based off a yearly membership fee. After the company verifies the funds and waits the five days after shipping the membership package to the customer and establishing a reserve against future refunds. The Company books the gross sales less the fifteen percent set aside for refund reserves into a deferred revenue account and on a monthly basis the Company recognizes one month of revenue for each of twelve months until the entire membership is realized and satisfied. The Company receives income for the Tru Platinum shopping card from a one-time acceptance fee. The Company verifies the funds and waits five days after shipping the membership package to the customer and establishes a reserve against future refunds. The Company records gross sales less fifteen percent, for refund reserves. The reserves are recorded as deferred revenue and recognized monthly over a twelve month period. This period has been determined by management as the average customer retention.

     Separately, once a consumer has purchased a catalog shopping card, the individual member may elect to buy goods using the available spending limit on the card itself. The consumer will identify products to purchase from one or more















                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

B.   Revenue Recognition (continued)
     -------------------------------
     of the Company's catalogs. The consumer will then fill out an appropriate order form or shop online and submit a down payment. This down payment is between 25% and 33% of the total purchase amount. This down payment is then processed by the Company, and once the funds have been verified, the product is shipped to the customer. Five days after the shipment has been sent to the customer, the company recognizes the transaction as complete and books the order as a sale and will book the portion still owed against the purchase to accounts receivable. The company also books a monthly entry for bad debt expenses to reserve for any future uncollectible amounts. The consumer is then billed monthly for any outstanding balances with a minimum payment due.

     With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time. When the Company begins to sell such stored value products, a customer who purchases a prepaid card product will pay an upfront acceptance fee in addition to paying some incremental value to add to the stored value card. The Company recognizes only the acceptance fee revenues, as the actual pre-funded load value is electronically transferred from our partner processor to an FDIC-insured account at our partner bank. The Company never possesses the actual pre-funded load value, which resides in a secure account at our processor before being sent to a non-Company accessible customer funding account at our bank. As a result, there is no general accounting treatment for the amounts pre-funded on the stored value cards. With respect to the acceptance fee, the Company will collect the acceptance fee from the customer, satisfying criteria (i) under SAB 104 with a persuasive evidence of an arrangement. The company does not realize the revenue from the acceptance income until the customer has activated their card. The activation of their card requires that they have passed the legal requirements of identity verification and an embossed card in their name has been mailed to their physical address and lastly the client with the card in their physical possession has called to activate their card. Moreover, the funds have been prepaid by the customer and thus as outlined in criteria (iv) the collectibility is reasonably assured. In both instances, the Company simply supplies a product or financial tool to a customer. There are no unearned income ramifications since the funds are held in an FDIC-insured account by our partner Bank and not under the control of the Company. The consumer may choose to spend or not spend the money on the stored value card, but the Company after the initial transaction has no obligation to provide future




                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

B.   Revenue Recognition (continued)
     -------------------------------
     products. The Company does host a customer service center to receive and resolve any issues that may arise out of the use of the prepaid card product.

     The consulting revenue the Company receives is billed after satisfying the customers' requirement and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

     The Company recognizes revenue from different sources, including: acceptance fees, product sales and consulting fees. For the year ended December 31, 2005, the Company generated, $546,181 in total revenue, $271,954 through stored value income, $145,767 through call center income, $101,151 through direct mail income and $27,309 contributed from consulting income.

C.   Cash Equivalents
     ----------------
     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Property and Equipment
     ----------------------
     Property and equipment as of December 31, 2005 and 2004 consists of the following and are recorded at cost:

                                                     2005          2004
                                                 ------------  ------------
     Furniture & fixtures                        $      9,000  $          -
     Computer equipment                                14,984         8,917
                                                 ------------  ------------
     Total fixed assets                                23,984         8,917
     Accumulated depreciation                        (11,220)         (310)
                                                 ------------  ------------
     Net computer equipment                      $     12,764  $      8,607
                                                 ============  ============

     Provision for depreciation of equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:





                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

D.   Property and Equipment (continued)
     ----------------------------------
     Computer equipment                             2-3 Years
     Furniture & fixtures                             7 Years

     Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

     Depreciation charged to operations was $11,220 and $310 for the years ended December 31 2005 and 2004, respectively.

E.   Earnings (Loss) Per Share of Common Stock (restated)
     ----------------------------------------------------
     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options of 1,704,167 and 452,500 have not been considered in the fully diluted earnings per share calculation in 2005 and 2004, due to the antidlutive effect.

                                                    For the Years Ended
                                                         December 31,
                                                     2005          2004
                                                 ------------  ------------
     Basic Earnings per share:
       Income (Loss) (numerator)                 $(1,537,037)  $  (858,632)
       Shares (denominator)                         6,412,499     3,727,866
                                                 ------------  ------------
       Loss Per Share                            $     (0.24)  $     (0.23)
                                                 ============  ============

F.   Stock Options
     -------------
     The Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which requires the Company to use the Black-Scholes pricing model to estimate the fair value of the options at the option grant date.





                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

G.   Use of Estimates
     ----------------
     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

H.   Fair Value of Financial Instruments
     -----------------------------------
     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

I.   Selling, General and Administrative Costs
     -----------------------------------------
     Selling, general and administrative expenses included the following for the years ended December 31, 2005 and 2004.

                                                     2005          2004
                                                 ------------  ------------
     Insurance                                   $     53,731  $     15,607
     Rent                                              82,221        20,372
     Travel & Entertainment                            36,475        18,354
     Sales & Marketing                                 61,483        84,480
     Technology Costs                                  21,278        35,722
     General & Administrative                          62,511        77,138
     Bad Debt Expense                                   1,999             -
                                                 ------------  ------------
     Total SG&A                                  $    319,698  $    251,673
                                                 ============  ============

J.   Prepaid Expenses and other Current Assets
     -----------------------------------------
     Prepaid expenses and other current assets included the following for the years ended December 31, 2005 and 2004.

                                                     2005          2004
                                                 ------------  ------------
     Prepaid expenses                            $     17,315  $     13,304
     Employee prepaid card advances                     3,107             -
     Customer funds clearing                           22,364         1,265
                                                 ------------  ------------
     Total Prepaid & Other                       $     42,786  $     14,569
                                                 ============  ============



                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

K.   Accrued Expenses
     ----------------
     Accrued expenses included the following for the years ended December 31, 2005 and 2004.

                                                     2005          2004
                                                 ------------  ------------
     Compensated absences                        $     21,568  $      8,782
     Accrued liabilities                               13,482             -
     Portfolio reserves                                10,000             -
     Acceptance funds reserves                          1,777         2,415
                                                 ------------  ------------
                                                 $     46,827  $     11,197
                                                 ============  ============

L.   Lines of Credit
     ---------------
     The Company maintains and utilizes one open line of credit for $25,000 with Wells Fargo Bank. At the end of the year, $14,485 had been drawn against the line of credit with repayment terms adjusting quarterly at the current prime rate plus 1%. The line of credit has been personally guaranteed by management.

M.   Trade Receivables and Collections
     ---------------------------------
     In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. As it specifically relates to the catalog shopping card portfolio, where debt amounts carried by cardholders are not serviced within 270 days and the balance falls below a $50 threshold level, the Company writes off the account as bad debt. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service. The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed. With the stored value portfolio, the Company has not implemented a specific policy. Since a majority of the transaction activity is prepaid, the Company does not often provide services and load product until funds have been provided in advance. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment.

     At the year ended, December 31, 2005, the Company had no significant concentrations of receivables by any single organization that would constitute a credit risk.




                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

N.   Income Taxes
     ------------

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

O.   Concentrations
     --------------
     Financial instruments that potentially subject Trycera Financial, Inc. (the Company) to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and cash equivalents may be in excess of the FDIC insurance limit.

P.   Capital Structure and Security Rights
     -------------------------------------
     Common Stock - The Company is authorized to issue 100,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights.

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










                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS
-------------------------------------
In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR
CORRECTIONS   A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO.
3", to change financial reporting requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and it also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial statements.

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

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 3   NEW TECHNICAL PRONOUNCEMENTS (continued)
------------------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT". This Statement revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. The Company has evaluated the provisions of SFAS 123(R) and determined that the share based employee compensation programs are a valuable instrument in retaining and rewarding employees and as a result, the Company will appropriately expense the costs of administering share based compensation programs as required by SFAS 123(R).

NOTE 4   INTANGIBLE ASSETS
--------------------------
On June 13, 2005 the Company issued 40,000 shares of common stock valued at $40,000 and paid cash in the amount of $30,000 for the net operating assets of Hawaii Direct Telephone that were merged into the operations of Trycera as a wholly-owned Hawaiian subsidiary corporation, isleCORE Systems, Inc., valued at $70,000. The Company paid $70,000 for the fixed assets including, key operating contracts valued at $53,955, and office equipment and supplies valued at $15,892. There was no intellectual property received and the existing accounts receivable was zero at the time of the asset purchase.

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




                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 4   INTANGIBLE ASSETS (continued)
--------------------------------------

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2005 there was no impairment to the intangible assets. However, an impairment of $60,000 was charged to the statement of operations during the year ended December 31, 2004.

Total amortization in 2005 and 2004, respectively was $112,280 and $14,583. The amortization period for the intangible assets is 3 y ears and the accumulated amortization and intangible asset values are set forth as follows:

                    Year    Accumulated Amortization   Asset Value
                    ------- ------------------------   -----------
                    2005                $   100,000     $  75,644
                    2004                $     8,333     $ 109,418

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004, the value of the software acquired through the Signature Credit Corp agreement was decreased by $60,000 following an impairment test conducted by management.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 2001, the Company loaned $1,200 to a corporation whose president is a shareholder of the Company. The receivable was unsecured and bore interest at the rate of 10% per annum. The note receivable was due on demand. As of March 31, 2004, the total accrued interest receivable amount totaled $390. On May 19, 2004, the Company received a total of $1,590 in full satisfaction of the principal and interest of the related party note.

On May 10, 2004, the Company entered into a contract with Cygni Capital, LLC ("Cygni") to provide management and consultation services. The contract became effective May 15, 2004, and was continued until the termination of the agreement on December 31, 2005. Cygni provided ongoing consulting services for $10,000 per month throughout the contract term, with $5,000 of $10,000 per month consulting services fee being paid directly to Ecewa Capital, LLC. This contract has been replaced by a contract with Ecewa Capital, LLC to provide strategic management and consulting services. This verbal contract became effective December 15, 2005 and provides services for $5,000 per month on a month to month contract basis. At December 31, 2005 the total amount paid to Ecewa Capital, LLC amounted to $60,000.

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 6 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company had issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes were unsecured, bore an interest rate of 10% per annum and were associated with the various notes was zero. On May 19, 2004, the Company paid a total of $23,906 in satisfaction of all related party notes. As a result, the Company eliminated the corresponding liability since the debt was extinguished. In this case, the Company paid the creditor and relieved its obligation for the liability. The creditor was delivered cash, and the accrued interest of $7,705 was forgiven by the note holders. In accordance with APB 26, paragraph 20, footnote 1, this has been treated as a capital transaction and the amount has been charged against additional paid-in-capital.

NOTE 7   INCOME TAXES (restated)
--------------------------------
The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the
extent of any tax benefit that net operating losses may generate.   No
provision for income taxes has been recorded due to the net operating loss carryforward of $2,447,343 as of December 31, 2005 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2005 and 2004 are as follows:

                                             2005           2004
                                        ------------   ------------
Deferred tax asset:
     Net operating loss carryforward    $   832,097    $   312,326
     Valuation allowance                   (832,097)      (312,326)
                                        ------------   ------------
                                        $         -    $         -
                                        ============   ============

The components of income tax expense are as follows:
                                             2005           2004
                                        ------------   ------------
     Current Federal Tax                $          -    $         -
     Current State Tax                             -              -
     Change in NOL benefit                 (519,771)      (294,757)
     Change in allowance                    519,771        294,757
                                        ------------   ------------
                                        $         -    $         -
                                        ============   ============


                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 7   INCOME TAXES (restated) (continued)
--------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                                 Expiration
               Year of Lease                         Amount        Date
               ------------------------------------------------------------
               2000                               $    21,617         2020
               2001                                     8,114         2021
               2002                                     9,070         2022
               2003                                    12,872         2023
               2004                                   858,632         2024
               2005                                 1,537,037         2025

NOTE 8   OPERATING LEASES
-------------------------

     On May 24, 2004, the Company entered into a lease agreement to lease office space at 170 Newport Center Drive, Suite 210, Newport Beach, California, 92660. The company pays $3,695 per month for a 1,478 square foot office, for the period ended December 31, 2005.

     An amendment to the lease was entered into on December 1, 2004 and commenced December 13, 2004, wherein the rentable square feet increased to 1,580. The monthly lease payments also increased to $4,195. A lease deposit of $4,592 was required prior to the signing of the lease. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs.

     On June 14, 2005, the Company entered into a sublease agreement to lease office space at 1132 Bishop Street, 18th Floor, Honolulu, Hawaii, 96813. The company pays $2,832 per month for a 1,400 square foot office, for the period ended December 31, 2005. The sublease expires October 1, 2005 and the Company intends to relocate facilities.

Total Lease Commitments                             December 31,
                                        Year             2005
                                     ----------     -------------
                                           2006     $      85,005
                                           2007            45,555
                                           2008                 -
                                           2009                 -
                                           2010                 -
                                     Thereafter                 -
                                                    -------------
                                          Total     $     130,560
                                                    =============

Rent Expense for the period ended December 31, 2005 and the year ended December 31, 2005 was $82,221 and 20,372, respectively.



                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------
On November 2, 2004, the Company issued 150,000 shares of common stock at a price of $.75 per share, for the acquisition of all of the fixed assets, rights under leases of equipment and all rights related to the business of Signature Credit Corporation ("SCC"). According, common stock and additional paid-in capital have been charged $150 and $112,350.

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

On June 14, 2005, the Company issued 40,000 shares of common stock at a price of $1.00 per share, for the acquisition of all of the fixed assets, rights under leases of equipment and all rights related to the call center business of Hawaii Direct Telephone ("HDT"). Accordingly, common stock and additional paid-in capital have been charged $40 and $39,960.




                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 9   STOCKHOLDERS' EQUITY (continued)
-----------------------------------------
During the year ended December 31, 2005, the Company issued 67,000 shares of common stock to an individual for services rendered in behalf of the Company. Accordingly, common stock and additional paid in capital have been charged $67 and $66,933, respectively.

On September 14, 2005, the board of directors authorized to undertake a non-public offering of 2,000,000 shares of common stock at $1.00 per share to be sold pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The private offering terminated December 31, 2005.

During the year ended December 31, 2005, the Company issued an aggregate 462,500 shares of common stock pursuant to a private offering.
Accordingly, common stock and additional paid in capital have been charged $463 and $462,037 respectively.

NOTE 10   STOCK OPTION PLAN
---------------------------
On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the periods ending December 31, 2005 and 2004:

                                                            2004 Stock Plan
                                                 --------------------------
                                                                 Weighted
                                                                  Average
                                                   Amount of     Exercise
                                                     Shares       Price
                                                 ------------  ------------
     Outstanding at January 1, 2004                     -             -
     Options Granted                               2,640,000   $       .56
     Options Exercised                                  -             -
     Options Canceled                                (18,750)         -
                                                 ------------  ------------
     Options Outstanding at December 31, 2004      2,621,250   $       .56
                                                 ============  ============
     Options Exercisable at December 31, 2004         452,500  $       .24
                                                 ============  ============



                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 10   STOCK OPTION PLAN (continued)
---------------------------------------

                                                            2004 Stock Plan
                                                 --------------------------
                                                                 Weighted
                                                                  Average
                                                   Amount of     Exercise
                                                     Shares       Price
                                                 ------------  ------------
     Outstanding at January 1, 2005                2,621,250   $       .56
     Options Granted                                 449,000   $       .96
     Options Exercised                                  -             -
     Options Canceled                                   -             -
                                                 ------------  ------------
     Options Outstanding at December 31, 2005      3,070,250   $       .62
                                                 ============  ============
     Options Exercisable at December 31, 2005      1,704,167   $       .45
                                                 ============  ============

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $139,871 was recognized for the year ended December 31, 2005. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     2005          2004
                                                 ------------  ------------
     Five Year Risk Free Interest Rate                  4.15%         4.00%
     Dividend Yield                                        0%            0%
     Volatility                                           60%         .001%
     Average Expected Term (Years to Exercise)              5             5

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical
basis.   Employee stock options outstanding and exercisable under this plan as of December 31, 2005 are:

                                 Weighted       Average                    Weighted
                    Number of     Average      Remaining      Number        Average
   Range of          Options     Exercise     Contractual   of Options     Exercise
 Exercise Price      Granted       Price     Life (Years)     Vested         Price
----------------  ------------ ------------  ------------  ------------  ------------
 $.001- $.85        2,196,250  $       .53           3.5     1,496,250   $       .40
   $0.75              425,000  $       .61           3.5       154,167   $       .61
   $0.75              135,000  $       .75           4.5        37,500   $       .61
   $1.00              314,000  $      1.00           4.5        16,250   $       .81


                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 10   STOCK OPTION PLAN (continued)
---------------------------------------
The following represents the key vesting time frames and general terms
----------------------------------------------------------------------
included in the stock option plans for the Company Executives:
--------------------------------------------------------------

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

NOTE 11 - CONVERTIBLE DEBENTURE   Related Party
-----------------------------------------------
On May 12, 2004, the Company issued a convertible debenture note to a corporation that is a shareholder of the Company. The unsecured note bearing an interest rate of 10% per annum and was due and payable on November 12, 2004. The note was convertible into common stock at a rate of $0.75 per share conversion. On December 31, 2004, the Company issued 282,302 shares of common stock in full satisfaction of the note and the accrued interest in the amount of $211,726.




