Form 10QSB
period 2006-03-31
Trycera Financial, Inc.
filed 2006-05-26
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 25, 2006, there were 7,206,802 shares of the Registrant's Common Stock outstanding.

                              Table of Contents

                                                                         Page
PART I                                                                      3

  ITEM 1.  FINANCIAL STATEMENTS                                             3

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       11

  ITEM 3.  CONTROLS AND PROCEDURES                                         12

PART II                                                                    15

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                         15

  ITEM 6.  EXHIBITS                                                        17

SIGNATURES                                                                 18

                                    PART I

                        ITEM 1.  FINANCIAL STATEMENTS

                           Trycera Financial, Inc.
                         Consolidated Balance Sheets


                                                       March        December
                                                      31, 2006      31, 2005
                                                     -----------   -----------
                                    Assets
                                                     (Unaudited)
Current Assets
  Cash                                               $   250,005   $   211,523
  Accounts Receivable, net of allowance of $1,999         54,650        99,811
  Prepaid Expenses and other current assets               17,535        42,786
  Client ACH Reserves                                      5,000         5,000
                                                      ----------    ----------
     Total Current Assets                                327,190       359,120

Property & Equipment, Net                                 11,891        12,764

Other Assets
  Deposits                                                 9,207         9,207
  Definite Life Intangible Assets, net                    76,840        75,644
                                                      ----------    ----------
     Total Other Assets                                   86,047        84,851
                                                      ----------    ----------
     Total Assets                                    $   425,128   $   456,735
                                                      ==========    ==========

                      Liabilities & Stockholders' Equity
Current Liabilities
  Accounts Payable                                   $    18,123   $    52,469
  Accrued Expenses                                        46,558        46,827
  Line of Credit                                          12,425        14,485
  Deferred Revenue, net                                   31,364        22,191
                                                      ----------    ----------
     Total Current Liabilities                           108,470       135,972
                                                      ----------    ----------
Commitments                                                 -             -

Stockholders' Equity
  Preferred Stock, 20,000,000 Shares Authorized,
   $.001 Par Value; None Issued and Outstanding             -             -
  Common Stock, 100,000,000 Shares Authorized at
   $.001 Par Value; 7,001,802 and 6,876,802 Shares
   Issued and Outstanding, Respectively                    7,001         6,876
  Additional Paid In Capital                           2,990,855     2,761,230
  Accumulated Deficit                                 (2,681,198)   (2,447,343)
                                                      ----------    ----------
     Total Stockholders' Equity                          316,658       320,763
                                                      ----------    ----------
     Total Liabilities & Stockholders' Equity        $   425,128   $   456,735
                                                      ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           Trycera Financial, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                          For the Three Months Ended
                                           March 31,     March 31,
                                             2006          2005
                                          -----------   -----------

Revenues
  Consulting                              $     1,600   $      -
  Stored Value                                299,160        15,463
  Call Center                                  70,573          -
  Catalog Shopping                               -           50,998
                                           ----------    ----------
     Total Revenue                            371,333        66,461

Cost of Sales                                 211,515        41,362
                                           ----------    ----------
     Gross Profit                             159,818        25,099

Expenses
  Depreciation and Amortization                   874        (1,759)
  Salaries and Wages                          182,156       135,799
  Stock Based Compensation                    104,750          -
  Professional Fees                            47,334        80,297
  General & Administrative                     59,119        67,871
                                           ----------    ----------
     Total Expenses                           394,233       282,208
                                           ----------    ----------
     Income (Loss) from Operations           (234,415)     (257,109)

Other Income (Expenses)
  Interest, net                                   560          (277)
                                           ----------    ----------
     Total Other Income (Expenses)                560          (277)
                                           ----------    ----------
     Income (Loss) Before Taxes              (233,855)     (257,386)

     Income Taxes                                -             -
                                           ----------    ----------
     Net Income (Loss)                    $  (233,855)  $  (257,386)
                                           ==========    ==========

Basic earnings per share:

     Loss Per Share                       $     (0.03)  $     (0.04)
                                           ==========    ==========

     Weighted Average Shares                6,946,524     6,307,302
                                           ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           Trycera Financial, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                          For the Three Months Ended
                                                             March          March
                                                           31, 2006       31, 2005
                                                          -----------    -----------
Net Income (Loss)                                         $  (233,855)   $  (257,386)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations;
  Depreciation and Amortization                                   873         (1,759)
  Valuations of Stock Options                                 104,750           -
  (Increase) Decrease in Accounts Receivable                   45,161          9,843
  (Increase) Decrease in Prepaid and Other Current Assets      25,251            939
  (Increase) Decrease in ACH Client Reserves                     -            (5,000)
  Increase (Decrease) in Accounts Payable                     (34,346)           974
  Increase (Decrease) in Accrued Expenses                        (269)         2,908
  Increase (Decrease) in Unearned Revenue                       9,173        (30,429)
                                                           ----------     ----------
Net Cash Provided (Used) by Operating Activities              (83,262)      (279,910)
                                                           ----------     ----------
Cash Flows from Investing Activities
     Acquisition of Property & Equipment                         -            (2,813)
     Acquisition of Intangible Assets                          (1,196)          -
                                                           ----------     ----------
Net Cash Provided (Used) by Investing Activities               (1,196)        (2,813)
                                                           ----------     ----------
Cash Flows from Financing Activities
     Proceeds from Issuance of Common Stock                   125,000           -
     Payments on Line of Credit                                (2,060)          (569)
                                                           ----------     ----------
Net Cash Provided (Used) by Financing Activities              122,940           (569)
                                                           ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents           38,482       (268,291)

Cash and Cash Equivalents at Beginning of Period              211,523        974,658
                                                           ----------     ----------
Cash and Cash Equivalents at End of Period                $   250,005    $   706,367
                                                           ==========     ==========

Cash Paid For:
  Interest                                                $      -       $       372
  Income Taxes                                            $      -       $      -

Non-cash Financing Activities
  Common Stock Issued for Services                               -              -
  Common stock Issued isleCORE assets                            -              -

  The accompanying notes are an integral part of these financial statements.

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               March 31, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.   General

     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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


                                           March 31,     December 31,
                                             2006            2005
                                         ------------    ------------
                                         (unaudited)
     Basic Earnings per share:
        Income (Loss) (numerator)        $   (233,855)   $ (1,537,037)
        Shares (denominator)                6,946,524       6,412,499
                                          -----------     -----------
        Per Share Amount                 $       (.03)   $       (.24)
                                          ===========     ===========

     Fully diluted Earnings per share:
        Income (Loss) (numerator)        $   (233,855)   $ (1,537,037)
        Shares (denominator)                6,946,524       8,116,666
                                          -----------     -----------
        Per Share Amount                 $       (.03)   $       (.19)
                                          ===========     ===========

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               March 31, 2006

NOTE 2 - STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the eighteen month period ending March 31, 2006:

                                                        2004 Stock Plan
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2006                   3,070,250  $    .62
       Options Granted                                     -         -
       Options Exercised                                   -         -
       Options Canceled                                    -         -
                                                      ---------   -------
          Options Outstanding at March 31, 2006       3,070,250  $    .62
                                                      =========   =======

          Options Exercisable at March 31, 2006       1,912,500 $     .45
                                                      =========   =======

The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," $104,750 and $139,871 was recognized for the period ended March 31, 2006, and year ended December 31, 2005, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 March 31, 2006
                                                 --------------
     Five Year Risk Free Interest Rate                4.10%
     Dividend Yield                                      0%
     Volatility                                      60.00%
     Average Expected Term (Years to Exercise)           5

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               March 31, 2006

NOTE 2 - STOCK OPTION PLAN (CONTINUED)

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis. Employee stock options outstanding and exercisable under this plan as of March 31, 2006, are:

                             Weighted     Average       Weighted
                 Number of   Average     Remaining       Number     Average
   Range of       Options    Exercise   Contractual    of Options   Exercise
Exercise Price    Granted     Price     Life (Years)     Vested      Price
--------------   ---------   --------   ------------   ----------   --------
 $.001 - $.85    2,196,250    $  .53        3.5         1,671,250    $  .40
    $0.75          425,000    $  .61        3.5           154,167    $  .61
    $0.75          135,000    $  .75        4.5            53,750    $  .61
    $1.00          314,000    $ 1.00        4.5            33,333    $  .81

NOTE 3 - STOCKHOLDER'S EQUITY

On January 1, 2006, the Company approved and opened a third private placement offering, authorizing a combination of up to 1,600,000 shares of its Common Stock and up to 800,000 Common Stock Purchase Warrants. The purchase price for the shares of Common Stock are $1.00 per share and the Warrants will be granted to investors at the rate of 50% of the Shares purchased. Each Warrant is exercisable at $1.25 per share, with certain incentives to exercise early, at any time from the purchase date until March 31, 2013. The Company will sell Shares to not more than 35 non-accredited investors and additional accredited investors as defined in Rule 501 of Regulation D promulgated by the SEC. The Shares, and the shares underlying the Warrants, will have "piggy-back" registration rights. The minimum amount of any purchase is $25,000, unless expressly waived by the Company. This Offering terminated March 31, 2006. As of March 31, 2006, the Company had received $100,000 in funds related to the offering.

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               March 31, 2006

NOTE 4 - STOCK WARRANTS

Warrants have been granted to investors at the rate of 50% of the Shares purchased in the private placement offering which terminated on March 31, 2006. These warrants have an exercise price of $1.25 per share (the "Exercise Price"). However, from the date of purchase and through 720 days after March 31, 2006, the warrants are exercisable at $1.00 per share
(20% discount to the Exercise Price); after 720 days and through 1,440 days from March 31, 2006, the warrants are exercisable at $1.125 per share
(10% discount to the Exercise price); and, beyond 1,440 days from March 31, 2006, the warrants are exercisable at the Exercise Price. Commencing immediately and ending on March 31, 2013, unless extended by the Company in its sole discretion ("Expiration Date"), the warrant holder shall have the right to purchase the shares at the Exercise Price. After the Expiration Date, the warrant holder shall have no right to purchase any shares and the warrant shall expire thereon effective at 5:00 p.m., Pacific Time.

                                                      Outstanding Offering
                                                           Warrants
                                                      -------------------
                                                                 Weighted
                                                                 Average
                                                      Amount of  Exercise
                                                       Shares     Price
                                                      ---------  --------
     Outstanding at January 1, 2006                    225,000   $   1.25
       Warrants Granted                                 50,000       1.25
       Warrants Exercised                                 -           -
       Warrants Canceled                                  -           -
                                                      --------    -------
          Warrants Outstanding at March 31, 2006       275,000   $   1.25
                                                      ========    =======
          Warrants Exercisable at March 31, 2006       275,000   $   1.25
                                                      ========    =======

The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," $26,001 and $116,238 was recognized for the period ended March 31, 2006, and year ended December 31, 2005, respectively. The fair value of the warrants was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 March 31, 2006
                                                 --------------
     Five Year Risk Free Interest Rate                4.10%
     Dividend Yield                                      0%
     Volatility                                      60.00%
     Average Expected Term (Years to Exercise)           5

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               March 31, 2006

NOTE 5 - STOCK WARRANT PLAN (Continued)

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis. Warrants outstanding and exercisable under this plan as of March 31, 2006 are:


                             Weighted     Average       Weighted
                 Number of   Average     Remaining      Number of   Average
   Range of       Warrants   Exercise   Contractual     Warrants    Exercise
Exercise Price    Granted     Price     Life (Years)     Vested      Price
--------------   ---------   --------   ------------   ----------   --------
    $1.00         275,000    $  .75         1.5          275,000    $  .52

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Recent Developments

     During the quarter ended March 31, 2006, we launched a new product, the PlatinumTel Everyone Visa(R) debit card. This turnkey stored value solution expands our customized offerings and has been developed to support a prepaid wireless cell phone market in the mid-western United States. Similar to our other internal programs, the PlatinumTel Everyone Visa(R) debit card program offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support and web-based card management tools.

     During the quarter we were also developing an alternative credit reporting product and service branded Full Credit. We allocated resources and spent capital on program development and legal fees in order to deliver this complementary product offering.

Employees

     For the quarter ended March 31, 2006, individual headcount for full time management roles reduced by three, including areas of accounting, programs/compliance and call center management. While we continue to develop our products and services, our headcount will be aligned to focus on operational contributions and account/client support. It is anticipated that in the coming months we will add an additional two employees in the core financial services business and one in the call center operations business.

Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended March 31, 2006.

Results of Operations

     During the third quarter ended March 31, 2006, we generated revenues of $371,333 and incurred operating expenses of $394,233, which includes a stock based compensation expense of $104,750 and excludes a cost of goods of $211,515. For the comparable period in the prior year, we generated revenues of $66,461 and incurred operating expenses of $282,208, with an additional $41,362 in cost of goods. The revenue for the period ended March 31, 2006, grew 458% over the comparable period in the prior year, driven primarily by an increase of 1,834% in stored value revenues ($299,160 versus $15,463) and the favorable impact of call center revenues from the June 2005 acquisition, which attributed $70,573. As revenues improved to the current levels of $371,333, the corresponding expenses increased 40% or $112,025 over the prior comparable period and the related cost of goods rose 411% to the current level of $211,515 against a previous balance of $41,362 in the first quarter of 2005.

     Management has determined that the amount of revenues and expenses estimated for the remainder of 2006 will increase progressively based upon the expansion of operations during the first quarter of 2006.

Liquidity and Capital Resources

     A primary source of operating capital for the quarter ended March 31, 2006, was from the sale of stock. The sale of stock was related to the offering opened in the first quarter of 2006, which offered up to 1,600,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,600,000 on the common stock and up to a maximum gross proceeds of $800,000 related to exercised warrants. Through March 31, 2006, we raised $100,000 in the offering.

     As of March 31, 2006, cash totaled $250,005 as compared with $706,367 of cash at March 31, 2005, resulting in a decrease of $456,362 in cash and cash equivalents for the quarter ended March 31, 2006. The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods with cash proceeds of the private common stock offering. In the first quarter we used $83,282 cash in operations. For the comparable period in the prior year, we had cash totaling $706,367, while we used $279,910 cash in operations.

     Working capital was $218,720 at March 31, 2006, as compared with working capital of $611,788 at March 31, 2005. This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering have continued to fund operations in the first quarter 2006 to support the growth of the business. Management believes that with funds continuing to accumulate during the recent offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through early 2007. Our monthly cash requirements are currently $82,000 as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise to approximately $92,500. Without generating any additional revenues, we estimate that cash from our current private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2006. Any additional funds from operations would likely extend this estimated period. With the closing of our current private placement offering, we would not anticipate the need for additional funding from investors.

     Concurrently, and while the timing is unknown to management, our key banking partner may in the future, require a security deposit for all cardholder funds or a portion thereof. While the cardholder funds are not our property, revised bank policies may necessitate such a collateralization. Should the bank require such a security deposit, we may be forced to raise further capital or reduce available cash on hand, which would have a material impact on our immediate and short-term capital resources.

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

Off-Balance Sheet Arrangements

     During the quarter ended March 31, 2006, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

     The following material events occurred subsequent to the quarter ended March 31, 2006:

     On May 19, 2006 we launched a new product, the Model Debit MasterCard(R) card. This turnkey stored value solution expands our customized offerings and has been developed to support runway modeling programs and competitions across the United States.

     On May 8, 2006, we launched a new complementary product and service called Full Credit. Full Credit is an alternative credit reporting service that allows enrolled cardholders to report non-traditional payments such as utilities, auto loans, cell phones, rent and many other payments to over 200 national credit reporting agencies. The program focuses on limited credit and thin credit file individuals seeking to improve alternative credit scores and bolster previously unreported payment and transaction history.

     On May 1, 2006, the Company began subleasing office space to Caneum, Inc. (CANM.OB). The terms of the sublease are month to month and include a minimum monthly billing of $1,600.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     With the participation of management our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for the Company's year ending December 31, 2007. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

                                   PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended March 31, 2006, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

  * On January 3, 2006, we initiated an offering of up to 1,600,000 shares of common stock for gross proceeds of $1,600,000. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through March 31, 2013, at $1.25 with certain incentive discounts to the exercise price available through

     March 31, 2010. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The final investor was:

                          Number           Number
          Name           of Shares      of Warrants    Amount
          ----           ---------      -----------    -------
          Luyen Dang     50,000         25,000         $50,000

     The investor was an accredited investor as defined in Rule 501 of Regulation D at the time of the purchase. The investor delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of a restrictive legend upon the certificates evidencing such shares and warrants. The investor represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investor also represented that he had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investor further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

ITEM 5. OTHER INFORMATION

     On March 14, 2006 a Notice of Publication was published in the Official Gazette of the U.S. Patent and Trademark Office ("PTO") for the Service Mark under the FINIUM brand name. At this time there have been no oppositions filed and we are awaiting the PTO to issue a Notice of Allowance.

     On April 25, 2006 a Notice of Publication was published in the Official Gazette of the U.S. Patent and Trademark Office ("PTO") for the Service Mark of the Trycera Financial logo. At this time there have been no oppositions filed, but the 30 day period expires in late May 2006. If no oppositions are filed, we will anticipate the PTO issuing a Notice of Allowance.

     On April 10, 2006, we initiated an offering of up to 1,600,000 shares of common stock for gross proceeds of $1,600,000. Each investor also receives stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through June 30, 2013, at $1.25 with certain incentive discounts to the exercise price available through June 30, 2010. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The initial investors are:

                                         Number         Number
          Name                          of Shares    of Warrants     Amount
          ----                          ---------    -----------    --------
          Knitowski Family Trust         100,000       50,000       $100,000
          Dang Family Trust UTA           20,000       10,000        $20,000
          Geneva T. Dang 2000 Trust       20,000       10,000        $20,000
          Camellia Thu Dang 2000 TRust    20,000       10,000        $20,000
          Dang 2000 Children's Trust      40,000       20,000        $40,000
          Stanley Knitowski                5,000        2,500         $5,000

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

                                             Trycera Financial, Inc.

Date:  May 25, 2006                          By: /s/ Matthew S.  Kerper
                                             Matthew S. Kerper, President
                                             (Principal Executive Officer)


Date:  May 25, 2006                          By: /s/ Bryan Kenyon
                                             Bryan Kenyon, Treasurer and
                                             Chief Financial Officer