Form 10QSB
period 2006-06-30
Trycera Financial, Inc.
filed 2006-08-14
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2006, there were 7,219,302 shares of the Registrant's Common Stock outstanding.


                             Table of Contents

                                                                      Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .
   ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . .
   ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES. . . . . . . . . . .
   ITEM 3.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16





























                                     2

                                   PART I

ITEM 1.  FINANCIAL STATEMENTS

                          Trycera Financial, Inc.
                        Consolidated Balance Sheets

                                                      June      December
                                                    30, 2006    31, 2005
                                                ------------  ------------
                                                 (Unaudited)
                                   Assets

Current Assets
--------------
  Cash                                          $   359,663   $   211,523
  Accounts Receivable, net of allowance
   of $0 and $1,999                                  53,588        99,811
  Prepaid Expenses and other current assets          10,734        42,786
  Client ACH Reserves                                 5,000         5,000
                                                ------------  ------------
    Total Current Assets                            428,985      359,120

Property & Equipment, net                             8,833        12,764

Other Assets
------------
  Deposits                                            9,207         9,207
  Definite Life Intangible Assets, net               69,415        75,644
                                                ------------  ------------
    Total Other Assets                               78,622        84,851
                                                ------------  ------------
    Total Assets                                $   516,440   $   456,735
                                                ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $    54,212   $    52,469
  Portfolio reserves                                 85,291           -
  Accrued Expenses                                   45,304        46,827
  Line of Credit                                      9,095        14,485
  Deferred Revenue, net                              95,000        22,191
                                                ------------  ------------
     Total Current Liabilities                      288,902       135,972
                                                ------------  ------------
     Total Liabilities                              288,902       135,972
                                                ============  ============

Commitments                                            -              -

Stockholders' Equity
--------------------

  Preferred Stock, 20,000,000 Shares Authorized,
   $.001 Par Value; None Issued and Outstanding         -             -
  Common Stock, 100,000,000 Shares Authorized at
   $.001 Par Value; 7,359,802 and 6,876,802 Shares
   Issued and Outstanding, Respectively               7,359         6,876
  Additional Paid In Capital                      3,360,988     2,761,230
  Accumulated Deficit                            (3,140,809)   (2,447,343)
                                                ------------  ------------
     Total Stockholders' Equity                     227,538       320,763
                                                ------------  ------------
     Total Liabilities & Stockholders' Equity   $   516,440   $   456,735
                                                ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     3

                          Trycera Financial, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                             For the Three Months Ended    For the Six Months Ended
                                   June         June          June          June
                                 30, 2006     30, 2005      30, 2006      30, 2005
                               ------------ ------------  ------------  ------------
Revenues
  Consulting                   $     7,500   $       -    $     9,100   $       -
  Stored Value                      72,130        35,577      371,290        51,039
  Call Center                       64,991        10,418      135,564        10,418
  Catalog Shopping                   3,242        38,034        3,242        91,335
                               ------------  ------------ ------------  ------------
                                   147,863        84,029      519,196       152,792

Cost of Sales                      293,675        66,554      505,190       107,782
-------------                  ------------  ------------ ------------  ------------
  Gross Profit                    (145,812)       17,475       14,006        45,010

Expenses
--------
  Depreciation and Amortization     10,483        53,144       11,357        51,385
  Salaries and Wages               139,128       113,135      321,284       248,934
  Stock Based Compensation           3,423           -        108,173           -
  Professional Fees                 90,848        55,400      138,182       128,844
  General & Administrative          69,686       120,732      128,805       195,455
                               ------------  ------------ ------------  ------------
     Total Expenses                313,568       342,411      707,801       624,618

     Income (Loss) from
     Operations                   (459,380)     (324,936)     (693,795)     (579,608)
                               ------------  ------------  ------------  ------------
Other Income (Expenses)
-----------------------
  Interest, net                       (231)         (296)          329          (572)
                               ------------  ------------  ------------  ------------
     Total Other Income
     (Expenses)                       (231)         (296)          329          (572)
                               ------------  ------------  ------------  ------------
     Income (Loss) Before Taxes   (459,611)     (325,232)     (693,466)     (580,180)
     Income Taxes                        -             -             -             -
                               ------------  ------------  ------------  ------------
     Net Income (Loss)         $  (459,611)  $  (325,232)  $  (693,466)  $  (580,180)
                               ============  ============  ============  ============

Basic earnings per share:
  Loss per share               $     (0.06)  $     (0.05) $     (0.10)  $     (0.09)
                               ============  ============  ============  ============
  Weighted average shares        7,289,501     6,314,835    7,144,471     6,311,338
                               ============  ============  ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     4

                          Trycera Financial, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           For the Six Months Ended
                                                              June         June
                                                            30, 2006      30, 2005
                                                          ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                        $  (693,466)  $  (580,180)
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations;
   Depreciation and amortization                               11,357       51,385
   Stock issued for services                                   35,000            -
   Stock based compensation                                   108,173       45,133
   (Increase) decrease in accounts receivable                  46,223      (14,071)
   (Increase) decrease in prepaid and other current assets     32,052          574
   (Increase) decrease in deposits    -      (5,000)
   Increase (decrease) in portfolio reserves                      -          15,000
   Increase (decrease) in accounts payable                      1,743        24,018
   Increase (decrease) in portfolio reserves                   85,291           -
   Increase (decrease) in accrued expenses                     (1,523)        9,353
   Increase (decrease) in unearned revenue                     72,809       (45,351)
                                                          ------------  ------------
Net Cash Provided (Used) by Operating Activities            (302,341)      (499,139)
                                                          ------------  ------------
Cash Flows from Investing Activities
------------------------------------
  Acquisition of property & equipment                          (1,197)       (9,013)
  Acquisition of intangible assets and other                      -         (27,404)
                                                          ------------  ------------
Net Cash Provided (Used) by Investing Activities               (1,197)      (36,417)
                                                          ------------  ------------

Cash Flows from Financing Activities
------------------------------------
  Proceeds from issuance of common stock                      457,068           -
  Payments made on line of credit                              (5,390)       (1,204)
                                                          ------------  ------------
Net Cash Provided (Used) by Financing Activities              451,678        (1,204)
                                                          ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents          148,140      (536,760)

Cash and Cash Equivalents at Beginning of Period              211,523       974,658
                                                          ------------  ------------
Cash and Cash Equivalents at End of Period                $   359,663   $   437,898
                                                          ============  ============
Cash Paid for:
--------------
  Interest                                                $       992   $       -
  Income Taxes                                            $       -     $       -

Non-cash financing activities:
------------------------------
  Common stock issued for services                             35,000           -



 The accompanying notes are an integral part of these financial statements.
                                     5


                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               June 30, 2006

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A.   General
     -------

     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

B.   Earnings (Loss) Per Share of Common Stock
     -----------------------------------------

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding warrants and employee stock options, in the amount of 2,836,250, were considered in the calculation of earnings per share but were not included because their inclusion would have been anti-dilutive for the periods presented.

                                                   June 30,      June 30,
                                                     2006          2005
                                                 ------------  ------------
                                                  (Unaudited)   (Unaudited)
     Basic Earnings per share:
       Income (Loss) (numerator)                 $  (693,466)  $  (580,180)
       Shares (denominator)                        7,144,471     6,311,338
                                                 ------------  ------------
     Per Share Amount                            $      (.10)  $      (.09)
                                                 ============  ============

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               June 30, 2006

NOTE 2   STOCK OPTION PLAN
--------------------------

     On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 10,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the period ending June 30, 2006:

                                                       2004 Stock Plan
                                                --------------------------
                                                  Weighted
                                                   Average
                                                  Amount of     Exercise
                                                    Shares        Price
                                                ------------  ------------
    Outstanding at January 1, 2005                2,621,250   $       .56
       Options Granted                              449,000   $       .96
       Options Exercised                                  -             -
       Options Canceled                                   -             -
                                                ------------  ------------
    Outstanding at December 31, 2005              3,070,250   $       .62
       Options Granted                              120,000             -
       Options Exercised                                  -             -
       Options Canceled                            (252,750)            -
                                                ------------  ------------
    Options Outstanding at June 30, 2006          2,836,250   $       .61
                                                ============  ============
    Options Exercisable at June 30, 2006          2,076,667   $       .56
    Options Exercisable at December 31, 2005      1,704,167   $       .45


                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                               June 30, 2006

NOTE 2   STOCK OPTION PLAN (CONTINUED)
--------------------------------------

The Company, in accordance with Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", $3,423 and $108,173, respectively was recognized for the three and six months ended June 30, 2006 and $0 was recognized for the comparative periods in 2005. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               June 30, 2006
                                               -------------
    Five Year Risk Free Interest Rate                  5.11%
    Dividend Yield                                        0%
    Volatility                                           30%
    Average Expected Term (Years to Exercise)             5


Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Employee stock options outstanding and exercisable under this plan as of June 30, 2006 are:


                                  Weighted                    Average       Weighted
                    Number of      Average     Remaining       Number        Average
      Range of       Options      Exercise   Contractual    of Options      Exercise
  Exercise Price     Granted       Price     Life (Years)      Vested        Price
  --------------  ------------ ------------  ------------  ------------  ------------
    $.001- $.99     2,431,250  $       .55          4.25     2,017,500   $       .55
           $1.00      405,000  $      1.00          4.25        59,167   $      1.00


Employee stock options outstanding and exercisable under this plan as of December 31, 2005 are:


                                  Weighted                    Average       Weighted
                    Number of      Average     Remaining       Number        Average
      Range of       Options      Exercise   Contractual    of Options      Exercise
  Exercise Price     Granted       Price     Life (Years)      Vested        Price
  --------------  ------------ ------------  ------------  ------------  ------------
     $.001- $.85    2,196,250  $       .53           3.5     1,496,250   $       .40
           $0.75      425,000  $       .61           3.5       154,167   $       .61
           $0.75      135,000  $       .75           4.5        37,500   $       .61
           $1.00      314,000  $      1.00           4.5        16,250   $       .81


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

RECENT DEVELOPMENTS

     During the quarter ended June 30, 2006, we continued to build upon the custom program launched in the first quarter, PlatinumTel. Our product team has helped PlatinumTel identify opportunities to improve card adoption by providing concepts of inserts and media to program managers at PlatinumTel for review and distribution to their retail locations. Furthermore, we have renewed efforts to grow our card portfolio through online, direct to consumer and affiliate marketing channels.

     In the second quarter we also launched a new product, the Model Debit
MasterCard (registered trademark symbol) card.   This turnkey stored value
solution showcases our new semi-customized offering called the OEM platform and has been developed to support a prepaid card program tied to an early twenties modeling program across the United States. Similar to other customized solutions, the Model Debit MasterCard (registered trademark symbol) program offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support and web-based card management tools.

     To further diversify our prepaid card product offers, we developed and implemented a proprietary card management platform in the second quarter. This card management platform is designed to mitigate large program start-up costs while streamlining the way stored value card programs are built and managed. Known as the OEM platform, this card platform provides card marketers and our customers with the ability to rapidly create, launch, and manage semi-customized stored value programs while not bearing the costs and related resource requirements associated with direct processor, issuer, and association relationships. The OEM platform allows marketers to market a unique card brand of their choosing and wrap that brand in a customized web skin which is then seamlessly integrated into our core infrastructure and technology engine, providing transparent functionality. Further benefits of our OEM platform include hands on program management by us and the flexibility to choose a cost plus processing model or a traditional revenue sharing model.

     During the quarter we also continued the development of an alternative credit reporting product and service branded Full Credit. We expended resources and spent capital on program development and legal fees in order to prepare the product for an early third quarter delivery.
This complementary service program will allow participants to report non-traditional payments to over 200 national credit reporting agencies. A majority of the payments and transactions provided to the national credit reporting agencies under this program would include rent, gas and electric, cable TV, phone/wireless and utilities (water, sewer & trash). By providing such non-traditional payment information, credit reporting agencies may better understand an individual's consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.

     On August 8, 2006 entered into a new banking relationship with New Millennium Bank, credit card processor, based in Livingston, New Jersey. This agreement helps us diversify our banking relationships and facilitates the implementation of new non-traditional prepaid debit card programs within the United States.

     On August 8, 2006 we acquired the assets of an online prepaid card
portfolio branded Prime Mutual Card.   This turnkey prepaid card solution
expands our online offerings and has been acquired to support our expansion into online and web-based affiliate programs within the United States. The initial cost of the portfolio is $5,000. All other payments are based on performance of the underlying assets.

     On August 1, 2006 we launched the Full Credit alternative credit reporting product and service. In conjunction with our proprietary technology partner, we are now able to deliver a vehicle for credit reporting to over two hundred national credit reporting agencies. Typical payments recorded and reported under this service include: wireless payments, car payments, rent and utilities.

     On July 20, 2006, isleCORE Systems, a wholly owned subsidiary, submitted a lease offer on a 2,830 (sf.) office space in Honolulu, Hawaii. The lease offer has been accepted by the property manager and isleCORE has scheduled a transitional move to the new location in mid-September, with an effective lease date of October 1, 2006. The term of the lease is three years and two months at $2.11 per square foot, $0.86 cents of which is adjustable for common area maintenance over the life of the lease.
isleCORE has plans to sublease 1,000 (sf) of the property to a local Hawaii-based recruitment firm.

     On July 13, 2006 we eliminated negative balance fee revenues from the portfolio. Under this new "smart fee" integration, any cardholder fees assessed to the cardholder cards will not reduce below a zero value. In the past, negative fees generated revenues that were then offset by future write-offs to those balances that fell below zero dollars. At June 30, the Company has an accrual of $65,291 for charges-offs in respect of negative card balances.

     On July 3, 2006, isleCORE Systems, a wholly owned subsidiary, engaged a company, Genergraphics, with an agreement to provide third party telephone surveys. The engagement is a pilot designed for a minimum 300 calls and the result are being measured by a pre-scripted series of questions each requiring a numerical response.

EMPLOYEES

     For the quarter ended June 30, 2006, we maintained eleven full time employees. Individual headcount for full time management roles remained consistent with the prior ending quarter, including areas of accounting, programs/compliance and call center management. While we continue to develop our products and services, our headcount will be aligned to focus on operational contributions and account/customer support. It is anticipated that in the coming months we will add two additional employees, one in the core financial services business and one in the call center operations business.

KEY ACCOUNTING POLICIES

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended June 30, 2006.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDING JUNE 30, 2006

     During the three months ended June 30, 2006, we generated revenues of $147,863 compared to $84,029 for the three months ended June 30, 2005. The increase resulted from the increased number of active cards in the Company's portfolio together with the benefit for the full quarter of the call center. The revenue associated with the Company's debit card portfolios increased to $72,130 from $35,577 for the three months ended June 30, 2005. The revenue from the Call Center increased to $64,991 from $10,418 for the three months ended June 30, 2005 as the Call Center was purchased in the second quarter of 2005.

     During the three months ended June 30, 2006 revenue was unfavorably impacted and offset by a large write-off of negative balance cardholder accounts attributable to both discontinued cardholder use and a shift in bank policy reducing the allowable write-off timeframe from ninety days to thirty days. The offset to revenue associated with the write-off amounted to $329,586 for the three months ended June 30, 2006. Moreover, a resulting change to the fee calculation, as disclosed below in subsequent events, will reduce the size of the negative portfolio balances and minimize the reserve requirements moving forward.

     Management has determined that the amount of revenues and expenses estimated for the remainder of 2006 will increase progressively based upon the expansion of operations during the first and second quarters of 2006.

     For the three months ended June 30, 2006, we incurred costs of sales of $293,675 compared to $66,554 for the three months ended June 30, 2005. The increase resulted from the additional costs of implementing new card programs and generating new users for existing card programs.

     We incurred operating expenses of $313,568 for the three months ended June 30, 2006 compared to operating expenses of $342,411 for the three months ended June 30, 2005. Salaries and wages accounted for $139,128 or 44% of the operating expense and increased by $25,993 as headcount was higher than the comparative quarter. Professional fees accounted for $90,848 or 29% of the operating expenses and increased by $35,448 over the comparative quarter due to the increased costs of the current years audit and the increased legal expenses relating to the efforts to become a publicly trading Company.

     Management has determined that the amount of revenues and expenses estimated for the remainder of 2006 will increase progressively based upon the expansion of operations during the first and second quarters of 2006.

FOR THE SIX MONTHS ENDING JUNE 30, 2006

     During the six months ended June 30, 2006, we generated revenues of $519,196 compared to $152,792 for the six months ended June 30, 2005. The increase resulted from the increased number of active cards in the Companies portfolio together with the benefit for the full period of the call center. The revenue associated with the Company's debit card portfolios increased to $371,290 from $51,039 for the six months ended June 30, 2005. The revenue from the Call Center increased to $135,564 from $10,418 for the six months ended June 30, 2005 as the Call Center was purchased in the second quarter of 2005.

     Management has determined that the amount of revenues and expenses estimated for the remainder of 2006 will increase progressively based upon the expansion of operations during the first and second quarters of 2006.

     For the six months ended June 30, 2006, we incurred costs of sales of $505,190 compared to $107,782 for the six months ended June 30, 2005. The increase resulted from the additional costs of implementing new card programs and generating new users for existing card programs

     We incurred operating expenses of $707,801 for the six months ended June 30, 2006 compared to operating expenses of $624,618 for the six months ended June 30, 2005. Salaries and wages accounted for $321,284 or 45% of the operating expense and increased by $72,350 as headcount is higher than the comparative period. Professional fees accounted for $138,182 or 20% of the operating expenses and increased by $9,338 over the comparative period. Stock based compensation was $108,173 or 15% of the operating expense and was non existent in the comparative quarter.

     Management has determined that the amount of revenues and expenses estimated for the remainder of 2006 will increase progressively based upon the expansion of operations during the first six months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

     A primary source of operating capital for the six months ended June 30, 2006, was from the sale of stock. The sale of stock was related to the offering opened in the second quarter of 2006, which offered up to 1,600,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,600,000 on the common stock and up to a maximum gross proceeds of $800,000 related to exercised warrants.

     As of June 30, 2006, cash totaled $359,663 as compared with $211,523 of cash at December 31, 2005, resulting in an increase of $148,140 in cash and cash equivalents. The increase in cash and cash equivalents was attributed to cash proceeds of the private common stock offering as offset by the funding of the operations of the Company. In the six months ended June 30, 2006 we used $302,341 of cash in operations. For the comparable period in the prior year we used $499,139 of cash in operations.

     Working capital was $140,083 at June 30, 2006, as compared with working capital of $223,148 at December 31, 2005. This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offering have continued to fund operations in the second quarter 2006 to support the growth of the business. Management believes that with funds continuing to accumulate during a new third quarter offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through early 2007. Our monthly cash requirements are currently approximately $70,000 as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise to approximately $82,500. Without generating any additional revenues, we estimate that cash from our new third quarter private offering and anticipated revenues generated from operations would meet our cash flow requirements through at least December 31, 2006. Any additional funds from operations would likely extend this estimated period. With the closing of our current private placement offering, we would not anticipate the need for additional funding from investors.

     Concurrently, and while the timing is unknown to management, our key banking partners may in the future, require security deposits for all cardholder funds or a portion thereof. While the cardholder funds are not our property, revised bank policies may necessitate such a collateralization. Should the bank require such a security deposit, we may be forced to raise further capital or reduce available cash on hand, which would have a material impact on our immediate and short-term capital resources.

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

OFF-BALANCE SHEET ARRANGEMENTS

     During the quarter ended June 30, 2006, we did not engage in any off-balance sheet arrangements.

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

SUBSEQUENT EVENTS

     There were no material events that occurred subsequent to the quarter ended June 30, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURE

     With the participation of management our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

                                  PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended June 30, 2006, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

     - On April 10, 2006, we initiated an offering of up to 1,600,000 shares of common stock for gross proceeds of $1,600,000. The offering was to terminate initially on June 30, 2006, but was extended until July 12, 2006, as was allowed in the offering memorandum. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through June 30, 2013, at $1.25 with certain incentive discounts to the exercise price available through June 30, 2010. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The final investors were:

                                          Number      Number
          Name                          of Shares  of Warrants     Amount
          -----                        ----------- -----------  -----------
          Hans Erickson                    12,500       6,250   $   12,500
          Peter Kleis                      50,000      25,000   $   50,000
          Edwin A. Knitowski                5,000       2,500   $    5,000
          Edwin M. & Maryann Knitowski      8,000       4,000   $    8,000
          Michael Knitowski                 5,000       2,500   $    5,000
          Rob Lang                         50,000      25,000   $   50,000

     Each investor was an accredited investor as defined in Rule 501 of Regulation D at the time of the purchase. The investors delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of a restrictive legend upon the certificates evidencing such shares and warrants. The investors represented that they had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

     - On May 27, 2006, we granted 25,000 options to Alan S. Knitowski and 50,000 options to Luan Dang, two of our directors. These ten-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Messrs Knitowski and Dang acknowledged they had access to the books and records, including filings made by us with the SEC. They delivered appropriate investment representations with respect to the grants and consented to the imposition of restrictive legends upon the certificates representing the options. They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

     - On June 16, 2006, we granted a total of 45,000 options to Robert Lang, one of our directors. These ten-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Lang represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant.
          Mr. Lang delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the certificate representing the option. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

ITEM 5. OTHER INFORMATION

     The Company has been assigned ticker symbol "TRYF" for quotation on the Over the Counter Bulletin Board (OTC BB), although trading has not yet commenced as of August 8, 2006.


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


                              Trycera Financial, Inc.


Date:  August 14, 2006        By: /S/ Matthew S. Kerper
                              -------------------------------------
                              Matthew S. Kerper, President
                              (Principal Executive Officer)


Date:  August 14, 2006        By: /S/ Bryan Kenyon
                              -------------------------------------
                              Bryan Kenyon, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)