Form 10QSB
period 2006-09-30
Trycera Financial, Inc.
filed 2006-11-14
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                                 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to __________

                     Commission File Number: 000-30872

                          TRYCERA FINANCIAL, INC.
                --------------------------------------------
             (Exact name of Registrant as specified in charter)

     Nevada                                              33-0910363
-------------------------------                    ------------------------
State or other jurisdiction of                     I.R.S. Employer I.D. No.
incorporation or organization

18023 East Sky Park Circle, Suite G, Irvine, CA.                     92614
------------------------------------------------                   --------
  Address of principal executive offices                           Zip Code

      Issuer's telephone number, including area code:  (949) 273-4300

           Former Address:  170 Newport Center Drive, Suite 210,
                          Newport Beach, CA 92660

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 3, 2006, there were 7,417,302 shares of the Registrant's Common Stock outstanding.





                             Table of Contents

                                                                       Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . .3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . .9
     ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . 16

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES. . . . . . . . . 17
     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 18
     ITEM 6.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . 18

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                   PART I
                       ITEM 1.  FINANCIAL STATEMENTS
                          Trycera Financial, Inc.
                        Consolidated Balance Sheets

                                                       September      December
                                                        30, 2006      31, 2005
                                                      ------------  ------------
                                                       (Unaudited)
                                     Assets
Current Assets
  Cash                                                $   116,542   $   211,523
  Accounts Receivable, net of allowance
   of $0 and $1,999                                        70,655        99,811
  Prepaid Expenses and other current assets                35,668        42,786
  Client ACH Reserves                                       5,000         5,000
                                                      ------------  ------------
     Total Current Assets                                 227,865       359,120

Property & Equipment, net                                   6,911        12,764

Other Assets
------------
  Deposits                                                  9,207         9,207
  Definite Life Intangible Assets, net                     65,854        75,644
                                                      ------------  ------------
     Total Other Assets                                    75,061        84,851
                                                      ------------  ------------
     Total Assets                                     $   309,837   $   456,735
                                                      ============  ============

                       Liabilities & Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable                                   $     44,008   $    52,469
  Portfolio reserves                                       31,494           -
  Accrued Expenses                                         56,029        46,827
  Line of Credit                                              -          14,485
  Deferred Revenue, net                                       -          22,191
                                                      ------------  ------------
     Total Current Liabilities                            131,531       135,972
                                                      ------------  ------------
Commitments                                                   -             -
-----------                                           ------------  ------------

Stockholders' Equity
--------------------
  Preferred Stock, 20,000,000 Shares Authorized,
   $.001 Par Value; None Issued and Outstanding               -             -
  Common Stock, 100,000,000 Shares Authorized at
   $.001 Par Value; 7,417,302 and 6,876,802 Shares
  Issued and Outstanding, Respectively                      7,417         6,876
  Additional Paid In Capital                            3,440,497     2,761,230
  Accumulated Deficit                                  (3,269,608)   (2,447,343)
                                                      ------------  ------------
     Total Stockholders' Equity                           178,306       320,763
                                                      ------------  ------------
     Total Liabilities & Stockholders' Equity         $   309,837   $   456,735
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.
                                     3

                          Trycera Financial, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                             For the Three Months Ended              For the Nine Months Ended
                                 September     September     September     September
                                 30, 2006      30, 2005      30, 2006      30, 2005
                               ------------  ------------  ------------  ------------
Revenues
--------
  Consulting                   $   102,168   $       -     $   111,268   $       -
  Stored Value                     171,150       123,639       542,440       174,679
  Call Center                       73,921        69,699       209,485        80,116
  Catalog Shopping                   2,927         8,980         6,169       100,316
                               ------------  ------------  ------------  ------------
                                   350,166       202,318       869,362       355,111

Cost of Sales                      189,113       175,260       694,303       283,042
                               ------------  ------------  ------------  ------------
   Gross Profit                    161,053        27,058       175,059        72,069

Expenses
--------
  Depreciation and
   Amortization                      5,483        30,290        16,840        81,675
  Salaries and Wages               143,768       176,033       465,052       424,967
  Stock Based Compensation          18,317           -         126,490           -
  Professional Fees                 65,670        68,427       203,852       197,271
  General & Administrative          56,624        93,871       185,429       289,326
                               ------------  ------------  ------------  ------------
     Total Expenses                289,862       368,621       997,663       993,239

     Income (Loss) from
     Operations                   (128,809)     (341,563)     (822,604)     (921,170)
                               ------------  ------------  ------------  ------------
Other Income (Expenses)
-----------------------
  Interest, net                         10          (393)          339          (965)
  Financing Costs                      -         (54,088)          -         (54,088)
  Impairment of Intangible
   Assets                              -             -             -             -
                               ------------  ------------  ------------  ------------
     Total Other Income
     (Expenses)                         10       (54,481)          339       (55,053)
                               ------------  ------------  ------------  ------------
   Income (Loss) Before Taxes     (128,799)      396,044)     (822,265)     (976,223)
   Income Taxes                        -             -             -             -
                               ------------  ------------  ------------  ------------
   Net Income (Loss)           $  (128,799)  $  (396,044)  $  (822,265)  $  (976,223)
                               ============  ============  ============  ============
  Basic earnings per share:
   Loss per share              $     (0.02)  $     (0.06)  $     (0.11)  $     (0.15)
                               ============  ============  ============  ============
  Weighted average shares        7,378,053     6,374,976     7,225,003     6,314,835
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     4


                          Trycera Financial, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                       For the Nine Months Ended
                                                              September     September
                                                               30, 2006      30, 2005
                                                           ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                         $  (822,265)  $  (976,223)
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations;
  Depreciation and amortization                                 16,840        81,675
  Stock issued for services                                     55,317           -
  Stock based compensation expense                             126,490        45,133
  Stock warrants issued                                            -          54,088
  (Increase) decrease in accounts receivable                    29,156       (51,219)
  (Increase) decrease in prepaid and other current assets        7,118        (1,878)
  (Increase) decrease in deposits                                  -          (5,000)
  Increase (decrease) in portfolio reserves                        -          17,500
  Increase (decrease) in accounts payable                       (8,460)        8,868
  Increase (decrease) in portfolio reserves                     31,494           -
  Increase (decrease) in accrued expenses                        9,202        26,551
  Increase (decrease) in unearned revenue                      (22,191)      (48,886)
                                                           ------------  ------------
Net Cash Provided (Used) by Operating Activities              (577,299)     (849,391)
                                                           ------------  ------------
Cash Flows from Investing Activities
------------------------------------
 Acquisition of property & equipment                            (1,197)      (15,039)
 Acquisition of intangible assets and other                        -         (27,404)
 Proceeds received from I/C Receivable                             -             -
                                                           ------------  ------------
Net Cash Provided (Used) by Investing Activities                (1,197)      (42,443)
                                                           ------------  ------------
Cash Flows from Financing Activities
------------------------------------
 Proceeds from issuance of common stock                        498,000       250,000
 Proceeds from convertible debenture                               -             -
 Payments made on line of credit                               (14,485)       (2,799)
                                                           ------------  ------------
Net Cash Provided (Used) by Financing Activities               483,515       247,201
                                                           ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents           (94,981)     (644,633)

Cash and Cash Equivalents at Beginning of Period               211,523       974,658
                                                           ------------  ------------
Cash and Cash Equivalents at End of Period                 $   116,542   $   330,025
                                                           ============  ============
Cash Paid for:
 Interest                                                  $       992   $       -
 Income Taxes                                              $       -     $       -

Non-cash financing activities:
------------------------------
 Common stock issued for services                               55,317           -

 The accompanying notes are an integral part of these financial statements.
                                     5

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             September 30, 2006

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A.   General
     -------
     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

B.   Earnings (Loss) Per Share of Common Stock
     -----------------------------------------
     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share, which account for outstanding employee stock options and warrants have not been shown because the effect would have been anti-dilutive for the periods presented.

                                                            For the three months ended
                                               September 30,  September 30,
                                                    2006           2005
                                               -------------  -------------
                                                (Unaudited)    (Unaudited)
     Basic Earnings per share:
      Income (Loss) (numerator)                $   (128,799)  $   (396,044)
      Shares (denominator)                        7,378,053         6,374,976
                                               -------------  -------------
      Per Share Amount                         $       (.02)  $       (.06)
                                               =============  =============

                                                            For the Nine months ended
                                               September 30,  September 30,
                                                    2006           2005
                                               -------------  -------------
                                                (Unaudited)    (Unaudited)
     Basic Earnings per share:
      Income (Loss) (numerator)                $   (822,265)  $   (976,223)
      Shares (denominator)                        7,225,003         6,314,835
                                               -------------  -------------
      Per Share Amount                         $       (.11)  $       (.15)
                                               =============  =============

NOTE 2   STOCK OPTION PLAN
---------------------------

     On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 10,000,000. The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the period ending September 30, 2006:

                                                             2004 Stock Plan
                                                             --------------------------
                                                                  Weighted
                                                                    Average
                                                    Amount of      Exercise
                                                       Shares         Price
                                                 ------------  ------------
     Outstanding at January 1, 2006                3,070,250   $       .62
       Options Granted                               120,000             -
       Options Exercised                                 -               -
       Options Canceled                             (252,750)            -
                                                 ------------  ------------
     Options Outstanding at September 30, 2006     2,836,250   $       .61
                                                 ============  ============
     Options Exercisable at September 30, 2006     2,371,562   $       .56
                                                 ============  ============

                          Trycera Financial, Inc.
                     Notes to the Financial Statements
                             September 30, 2006

NOTE 2   STOCK OPTION PLAN (CONTINUED)

Options granted under the plan vest according to terms imposed by the Plan Administrator. The following schedule summarizes the activity during the period ending December 31, 2005:

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
                                                 ============  ============

The Company, in accordance with Statement of Financial Accounting Standards No. 123R, "ACCOUNTING FOR STOCK-BASED COMPENSATION," $18,317 and $126,490, respectively was recognized for the three and nine months ended September 30, 2006, and $0 was recognized for the comparative periods in 2005. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         September 30, 2006
                                                         ------------------
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

Employee stock options outstanding and exercisable under this plan as of September 30, 2006 are:

                                   Weighted                    Weighted
                     Number of      Average     Remaining        Number       Average
Range of               Options     Exercise   Contractual    of Options      Exercise
Exercise Price         Granted        Price  Life (Years)        Vested         Price
--------------    ------------ ------------  ------------  ------------  ------------
$.001 - $.99        2,431,250  $      .55            4.0      2,306,145  $       .55
  $1.00               405,000  $     1.00            4.0        65,417   $      1.00

Employee stock options outstanding and exercisable under this plan as of December 31, 2005 are:

                                   Weighted                    Weighted
                     Number of      Average     Remaining        Number       Average
Range of               Options     Exercise   Contractual    of Options      Exercise
Exercise Price         Granted        Price  Life (Years)        Vested         Price
--------------    ------------ ------------  ------------  ------------  ------------
$.001 - $.85        2,196,250  $       .53           3.5     1,496,250   $       .40
   $0.75              425,000  $       .61           3.5       154,167   $       .61
   $0.75              135,000  $       .75           4.5        37,500   $       .61
   $1.00              314,000  $      1.00           4.5        16,250   $       .81


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

     Prior to May 2004, we had no operating history. Based in Irvine, California, we are currently in the business of developing and marketing a suite of stored value and financial products and services. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument. Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities.


RECENT DEVELOPMENTS

     During the quarter ended September 30, 2006, we continued to build upon the custom program launched in the first and second quarters, working closely with our business partners to market and grow distribution of the PlatinumTel Everyone Prepaid Visa Card and the Model Prepaid MasterCard Card. Our product team has helped our customers identify opportunities to improve card adoption by providing concepts of inserts and media to program managers for review and distribution to their retail/non-retail locations. Furthermore, in the third quarter we renewed efforts to grow our card portfolio through online, direct to consumer and affiliate marketing channels.

     During the quarter, we executed an agreement with a new bank partner, New Millennium Bank. The agreement allows us to diversify our banking relationships and provides our program partners the flexibility of working with either a national bank or a state bank.

     In the third quarter we also focused on the sale of our semi-customized OEM platform offering. Developed initially in the second quarter, this turnkey stored value solution showcases our ability to deliver a feature rich turnkey prepaid card program in a timeframe (90 days or less) that creates a competitive advantage for us. This card platform provides card marketers and our customers with the ability to rapidly create, launch, and manage semi-customized stored value programs while not bearing the costs and related resource requirements associated with direct processor, issuer, and association relationships. Current programs are running under this platform and have been developed to support various target markets and channels across the United States. Similar to our branded in-house products (Trycera, Mi Dinero and Finium), the OEM platform offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support, and web-based card management tools. With continued development and programming, management believes the OEM platform will evolve as a hybrid model and serve as the basis for our cost effective stored value and prepaid card solutions.

     During the third quarter we finalized the development of our alternative credit reporting product and service branded under the name My Full Credit. While the initial launch was recorded in August 2006, we continue to expend resources and capital to prepare the program for a large scale implementation in late fourth quarter 2006. This complementary service program will allow participants to report non-traditional payments to over 200 national credit reporting agencies. A majority of the payments and transactions provided to the national credit reporting agencies under this program would include rent, gas and electric, cable TV, phone/wireless and utilities (water, sewer & trash). By providing such non-traditional payment information, credit reporting agencies may better understand an individual's consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.

     During the third quarter, we also made a policy change to how we recognize fees related to our cardholders. In July 2006, we eliminated negative balance fee revenues from the portfolio. Under this new "smart fee" integration, any cardholder fees assessed to the cardholder cards will not reduce below a zero value. In the past, negative fees generated revenues that were then offset by future write-offs to those balances that fell below zero dollars.

     At the end of the third quarter, our wholly owned subsidiary, isleCORE Systems, located in Honolulu, Hawaii, moved to a new office. The move was a result of our sublease expiring with our landlord, Hawaii Direct Telephone. The new office space is located at 7 Waterfront Plaza, 500 Ala Moana Blvd, Honolulu, Hawaii, 96813. The total additional cost of the new location is approximately $500 per month more than our prior location ($3,500 versus $3,000) while the overall size was reduced by fifty percent, from 1,200 square feet to 600 square feet.

EMPLOYEES

     For the quarter ended September 30, 2006, we maintained eleven full time employees. Individual headcount for full time management roles remained consistent with the prior ending quarter, including areas of accounting, programs/compliance and call center management. While we continue to develop our products and services, our headcount will be aligned to focus on operational contributions and account/customer support. It is anticipated that in the coming months we will add two additional employees, one in the core financial services business and one in the call center operations business.

KEY ACCOUNTING POLICIES

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended September 30, 2006.


RESULTS OF OPERATIONS

For the three months ending September 30, 2006

     During the three months ended September 30, 2006, we generated revenues of $350,166 compared to $202,318 for the three months ended September 30, 2005. The increase resulted from the growth in the number of active cards in the Company's portfolio together with an increase in consulting revenue. We focused on card growth and expansion by adding new marketing and distribution channels, while continuing our efforts to sustain organic growth with the current card programs. Separately, consulting revenue expanded as a result of the participation of new businesses into the OEM program which generated opportunities to share knowledge and collect fees for related expertise. Consulting revenue increased to $102,168 from $0 for the three months ended September 30, 2005. The revenue associated with the Company's debit card portfolios increased to $171,150 from $123,639 for the three months ended September 30, 2005. The revenue from the call center increased to $73,921 from $69,699 for the three months ended September 30, 2005.

     For the three months ended September 30, 2006, we incurred costs of sales of $189,113 compared to $175,260 for the three months ended September 30, 2005. The increase resulted from the additional costs of having a greater number of card users in the portfolio.

     We incurred operating expenses of $289,862 for the three months ended September 30, 2006, compared to operating expenses of $368,621 for the three months ended September 30, 2005. Salaries and wages accounted for $143,768 or 50% of the operating expense and decreased by $32,265 as headcount was lower than the comparative quarter as a result of the third quarter 2005 strategic shift to reduce personnel in our call center operations and the continued benefits from restructuring the finance operation which occurred in the first quarter of 2006. General and administrative expenses accounted for $56,624 or 20% of the operating expenses and decreased by $37,247 over the comparative quarter due to a reduction in advertising and marketing expenses and a decrease in insurance expense. The reduction in the advertising and marketing expenses was most directly attributable to reduced partner marketing and card acquisition costs.

     Management has determined that based on our current card portfolio and the card programs under development that the amount of revenues will rise and expenses expand in conjunction with the new business being added to the existing portfolio. It is estimated that contingent upon the rollout and implementation of two key programs in the fourth quarter of 2006 that revenues and expenses will likely converge in the late fourth quarter or early in the first quarter of 2007. Any delays in rollouts of the key programs will extend the period for revenues and expenses to converge and may require us to seek additional funding.


FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2006

     During the nine months ended September 30, 2006, we generated revenues of $869,362 compared to $355,111 for the nine months ended September 30, 2005. The increase resulted from the growth in the number of active cards in the Company's portfolio together with increased consulting income and the benefit for the full period of the call center. The revenue associated with the Company's debit card portfolios increased to $542,440 from $174,679 for the nine months ended September 30, 2005. We focused on card growth and expansion by adding new marketing and distribution channels, while continuing our efforts to sustain organic growth with the current card programs. Separately, consulting revenue expanded as a result of the participation of new businesses into the OEM program which generated opportunities to share knowledge and collect fees for related expertise. Consulting revenue increased to $111,268 from $0 for the nine months ended September 30, 2005. The revenue from the call center increased to $209,485 from $80,116 for the nine months ended September 30, 2005, as the call center was purchased in the second quarter of 2005.

     For the nine months ended September 30, 2006, we incurred costs of sales of $694,303 compared to $283,042 for the nine months ended September 30, 2005. The increase resulted from the additional costs of implementing new card programs and generating new users for existing card programs.

     We incurred operating expenses of $997,663 for the nine months ended September 30, 2006 compared to operating expenses of $993,239 for the nine months ended September 30, 2005. Salaries and wages accounted for $465,052 or 47% of the operating expense and increased by $40,085 as average headcount increased over the comparative period due to the fact that the call center was not acquired until the second quarter of 2005 . Professional fees accounted for $203,852 or 20% of the operating expenses and increased by $6,581 over the comparative period. Stock based compensation was $126,490 or 13% of the operating expense and was non-existent in the comparative quarter.

     Management has determined that based on our current card portfolio and the card programs under development that the amount of revenues will rise and expenses expand in conjunction with the new business being added to the existing portfolio. It is estimated that contingent upon the rollout and implementation of two key programs in the fourth quarter of 2006 that revenues and expenses will likely converge in the late fourth quarter or early in the first quarter of 2007. Any delays in rollouts of the key programs will extend the period for revenues and expenses to converge and may require us to seek additional funding.

LIQUIDITY AND CAPITAL RESOURCES

     A primary source of operating capital for the nine months ended September 30, 2006, was $498,000 from the sale of stock. The sale of stock was related to three offerings opened throughout 2006, including offerings dated January 1, 2006, April 10, 2006 and August 1, 2006. In each offering there were up to 1,600,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,600,000 on the common stock and up to a maximum gross proceeds of $800,000 related to exercised warrants.


     As of September 30, 2006, cash totaled $116,542 as compared with $211,523 of cash at December 31, 2005, resulting in a decrease of $94,981 in cash and cash equivalents. The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods with cash proceeds of the private common stock offering. In the nine months ended September 30, 2006 we used $577,299 of cash in operations. For the comparable period in the prior year we used $849,391 of cash in operations.

     Working capital was $96,334 at September 30, 2006, as compared with working capital of $223,148 at December 31, 2005. This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase.

     Proceeds from the private stock offerings have continued to fund operations through the first, second and third quarters of 2006 to support the growth of the business. Management believes that with funds continuing to accumulate from the August 1, 2006 offering, together with revenues generated from operations, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through early 2007. Our monthly cash requirements are currently approximately $60,000 as we continue to expand headcount and operations. Management estimates that future monthly cash requirements will rise with headcount and expanded cost of goods associated with new program implementations to approximately $80,500. Any additional funds from operations and new private placement offerings would likely extend this estimated period.
With the closing of our current private placement offering, and in conjunction with key card program rollouts in the fourth quarter we would not anticipate the need for additional funding from investors. Any delays in program rollouts in the fourth quarter may require us to seek additional funding from investors and delay a neutral cash flow into next year.

     Concurrently, and while the timing is unknown to management, our key banking partners may in the future, require security deposits for all cardholder funds or a portion thereof. While the cardholder funds are not our property, revised bank policies may necessitate such a collateralization. Should a bank or banks require such a security deposit, we may be forced to raise further capital or reduce available cash on hand, which would have a material impact on our immediate and short-term capital resources. We have engaged the banks on this specific collateral requirement and at this time, we have determined that until a program is launched with our new bank partner New Millennium Bank, we will not require more than $15,000 in aggregate deposit amounts.

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

OFF-BALANCE SHEET ARRANGEMENTS

     During the quarter ended September 30, 2006, we did not engage in any off-balance sheet arrangements.

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

SUBSEQUENT EVENTS

     The following material events occurred subsequent to the quarter ended September 30, 2006:

     On November 10, 2006, we had a voluntary reduction in headcount by one. As of this date, we now we maintain ten full time employees, with two positions available as disclosed under the Employee section contained herein.

     On November 2, 2006 we executed a recission agreement for the previously acquired assets of an online prepaid card portfolio branded Prime Mutual Card. The asset purchase and definitive agreements were rescinded and the portfolio and all related assets were transferred back to Heritage Card Solutions.

     On November 2, 2006 an investor, Lau Ngyuen invested $25,000 under the current offering.



     On October 30, 2006 an investor, Romir Bosu invested $25,000 under the current offering.

     On October 23, 2006 we moved our primary offices from 170 Newport Center Drive, Suite 210, Newport Beach CA, 92660 to 18023 East Sky Park Circle, Suite G, Irvine, CA 92614. The new location increases our square feet, from 1,450 to 2,150, while the overall rent reduces from $4,092 per month to $3,500 per month.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURE

     With the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

                                  PART II

              ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     During the quarter ended September 30, 2006, the following securities were sold by Trycera without registering the securities under the Securities Act, except as otherwise previously reported:

     - On August 1, 2006, we initiated an offering of up to 1,600,000 shares of common stock for gross proceeds of $1,600,000. The offering was to terminate initially on September 30, 2006, but was extended until November 30, 2006, as was allowed in the offering memorandum. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through September 30, 2013, at $1.25 with certain incentive discounts to the exercise price available through September 30, 2010. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or
          Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The initial investors are:


                                    Number         Number
Name                               of Shares    of Warrants       Amount
-----------------------          ------------   ------------   ------------
David Doan                            50,000         25,000        $50,000
Damon Suter                           25,000         12,500        $25,000
Lau Ngyuen                            50,000         25,000        $50,000
Romir Bosu                            25,000         12,500        $25,000


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

ITEM 5. OTHER INFORMATION

     The Company has been assigned ticker symbol "TRYF" for quotation on the Over the Counter Bulletin Board (OTC BB), and trading commenced as of August 8, 2006.

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

                                   Trycera Financial, Inc.


Date:  November 14, 2006           By: /S/ Mattew S. Kerper
                                   -----------------------------------
                                   Matthew S. Kerper, President
                                   (Principal Executive Officer)


Date:  November 14, 2006           By: /S/ Bryan Kenyon
                                   -----------------------------------
                                   Bryan Kenyon, Treasurer and Chief
                                   Financial Officer (Principal Financial
                                   Officer)