Form 10KSB
period 2006-12-31
Trycera Financial, Inc.
filed 2007-04-02
CIK 1117045

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                     Commission File Number: 000-30872
                                            ------------

                          TRYCERA FINANCIAL, INC.
              -----------------------------------------------
             (Exact name of Registrant as specified in charter)

     NEVADA                                                 33-0910363
State or other jurisdiction of                      I.R.S. Employer I.D.No.
incorporation or organization

18023 East Sky Park Circle, Suite G, Irvine, CA                     92614
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (949) 273-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [  ]

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

The registrant's revenues for the twelve months ended December 31, 2006, were $1,094,583.

The aggregate market value of the voting stock held by non-affiliates of the registrant (3,878,634 shares) is $3,994,993, computed by reference to the average bid and asked price of the common stock ($1.03) as of March 28, 2007.

At March 29, 2007, there were 7,787,302 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-KSB incorporates by reference certain portions of the Registrant's proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.























                             Table of Contents
                                                                       Page
                                                                       ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . .4
   ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . 13
   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 13
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . 14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . 14
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . 16
   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . 21
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . 21
   ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . 21
   ITEM 8B.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 22

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
               THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . 22
   ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . 23
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS . . . . . .  23
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . 23
   ITEM 13.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . 23
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . 24




                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background and Overview
-----------------------

     Trycera Financial, Inc. was incorporated under the laws of the State of Nevada on May 10, 2000, under the name Whitelight Technologies, Inc. On June 14, 2004, we amended the articles of incorporation to change the name to Trycera Financial, Inc. We presently have no subsidiaries.

     Prior to May 2004, we had no operating history. In May 2004 we retained the services of new management and commenced our financial services and stored value products business. Our operations are in the startup phase of development.

     Based in Irvine, California, we are in the business of developing, deploying and marketing semi-custom and customized branded prepaid and stored value card solutions. To complement the core stored value card solutions, we also provide complementary financial products and services, notably an alternative credit reporting platform, an identification verification solution, and a host of cardholder driven choices highlighted by items such as bill payment and online account access and account balance management. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the card or instrument. Our core operating business is centered upon developing, deploying and marketing a broad array of stored value products and services in conjunction with card marketers. Card marketers are defined as organizations, companies or individuals who elect to provide stored value products direct to cardholders or consumers while entering into a specific agreement and relationship with our company. We then work with card marketers to design and develop a stored value card program or card-based solution that the card marketer can then deliver to its target customer base. In many instances the target audience is persons without banking relationships and persons who are underserved by existing banking facilities. The card marketers, with the card product(s) or service supplied by our company, can then deliver a varied option of stored value products and services to their target audience or customer base that includes:

     -    Association-branded (MasterCard(R), Visa(R)) prepaid debit cards;
     -    Co-branded prepaid debit products;
     -    Private label credit products;
     -    Online payment solutions;
     -    Financial management tools and support; and
     -    Alternative credit improvement programs and strategies.

     Our card marketers and business partners are provided program specific card solutions through infrastructure and technology that allows our marketers and partners access and communication through a secure web-based reporting system, though access to the suite of services is only granted upon the execution of a term-defined services agreement with us. The flexibility of our technology platform allows our stored value products and services to be customized to meet the changing requirements for specific card marketer, partner and changing cardholder demands.


     During 2006 we continued to expand and grow our core operating business. Set forth below are material highlights of our business operations during 2006:

     - We launched a new product, the PlatinumTel Everyone Visa(R) debit card, a turnkey stored value solution which expanded our customized offerings and was developed to support a prepaid wireless cell phone market in the mid-western United States. Similar to our other internal card-based programs and solutions, the PlatinumTel Everyone Visa(R) debit card program offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support and web-based card management tools.

     - We also launched My Full Credit, an alternative credit reporting product and service. This program will allow participants to report non-traditional payments to over 200 national credit reporting agencies. By providing such non-traditional payment information, credit reporting agencies may better understand an individual's consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.

     - To further diversify our prepaid card product offers, we developed and implemented a proprietary card management platform designed to mitigate large program start-up costs while streamlining the way stored value card programs are built and managed. Known as the OEM platform, this card platform provides card marketers and our customers with the ability to rapidly create, launch, and manage semi-customized stored value programs while not bearing the costs and related resource requirements associated with direct processor, issuer, and association relationships. The OEM platform allows marketers to market a unique card brand of their choosing and wrap that brand in a customized web skin which is then seamlessly integrated into our core infrastructure and technology engine, providing transparent functionality. Further benefits of our OEM platform include hands on program management by us and the flexibility to choose a cost plus processing model or a traditional revenue sharing model.

     - We also launched a new product, the Model Debit MasterCard(R) card. This turnkey stored value solution showcases our OEM platform and has been developed to support a prepaid card program tied to a teen and early twenties modeling program across the United
          States. Similar to other customized solutions, the Model Debit MasterCard(R) program offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support and web-based card management tools.



     - We added three new customers, daData, Auto Wireless Solutions, AllCard Financial Services. Each customer fills a niche market and seeks to expand customer retention and facilitate financial management and payments by offering their targeted customers a turnkey financial and card-based solution. In addition, we also worked closely to gain consensus and deliver executable agreements with an active sales prospect funnel that included seven prospects. While each prospect represented a unique niche market or consumer group, the goal is to execute a program agreement and deliver a turnkey card-based solution with each prospect. It is expected that not all prospects will convert to customers, but that the sales funnel represents the continued effort to growing the card base and card portfolio.

     - We entered into a new banking relationship with New Millennium Bank, a credit card processor based in New Brunswick, New Jersey. Management believes this agreement will help us diversify our banking relationships and facilitate the implementation of new non-traditional prepaid debit card programs within the United States.

     - We rescinded our asset purchase agreement with Prime Mutual Card which we had entered into in August 2006.

     Subsequent to our most recent year-end we disposed of our wholly owned subsidiary, isleCORE Systems, Inc., which we originally acquired in June 2005.

     With respect to our non core business, and until February 2007, we owned, distributed, and serviced a catalog shopping card portfolio under the brand name Tru Platinum. Due to the focus of growing the core stored value card business, management elected to eliminate the catalog shopping card program in its entirety.

     In addition to our core operations, we continue to expand our search for small card marketers and card portfolio companies and financial
services-related companies for acquisition.   In 2006 we evaluated two
separate opportunities but did not pursue either opportunity beyond the initial due diligence stage.

Stored Value and Financial Products and Services
------------------------------------------------

     Overview
     --------
     We are engaged in two key areas of focus, the first of which is to develop and implement stored value programs either internally or for outside customers to market, service, and support branded MasterCard(R) and Visa(R) prepaid debit and ATM cards. Our other core focus is developing and marketing complementary financial service products such as alternative credit reporting and management tools, personal finance tools and products that facilitate alternative credit bureau report scoring.

     Consumer Based Stored Value Products
     ------------------------------------
     The stored value card, also commonly referred to as a prepaid card or prepaid debit card, is typically a credit card-sized piece of plastic encoded with certain consumer information and pre-loaded with a particular monetary value. Unlike credit cards, which draw their value from a line of credit with a bank, or debit cards, which draw their value from a cardholder's checking account, the value on a prepaid card typically comes from money given to the company which markets and/or issues the card prior to its use. Prepaid cards take many forms, including gift cards that can be used at a specific merchant or location, travel cards that can be used in the same way as travelers' checks, payroll cards that can be used to access one's wages, and "teen cards" that are marketed to those under 18 years old to access funds their parents load onto the card. Our services include developing customized programs and brands for clients who want to distribute prepaid cards through direct, non-retail channels or developing and deploying our own prepaid card programs which can likewise be marketed through direct, non-retail channels such as direct mail advertising or online advertising. We have developed and are currently marketing three prepaid card programs with our own customized branding while simultaneously we provide the program support for several other custom and semi-custom card programs which have been delivered throughout 2006. The program support of the semi-customized and customized card programs includes the transaction management, fraud and risk management and portfolio maintenance that also includes the stock of custom card plastics, marketing collateral and program terms and conditions.

     We develop stored value products which include creating a customer brand or brand awareness for the card, structuring consumer fees, securing bank approvals, producing marketing materials, and creating customer websites. Some of these services are performed by us in-house and some are outsourced to third party providers. We currently do not provide card processing services which generally consist of set-up and maintenance of the card and cardholder funds, transaction authorization, processing, clearing and settlement of transactions, cardholder dispute resolution, regulatory compliance, security and fraud control, and activity reporting. These services are performed for us under an agreement with Galileo Processing, our third party transaction processing partner. The Company pays for the Galileo Processing services under an agreement that include monthly fees for transaction volume, special projects fees and flat monthly support fees. In addition, our current portfolio of prepaid cards is issued by MetaBank, one of our banking partners, a financial institution authorized to issue MasterCard(R) or Visa(R) products in partnership with us.

     With our current card portfolio of stored value card solutions and complementary financial services, we actively market our card solutions and services to prospective customers who are located through leads generated from trade shows and conferences, from personal contacts of management, or through contacts made by management to selected companies. At this time we have entered into marketing and services arrangements and agreements with a variety of companies, all of whom want us to provide stored value card solutions tailored to fit their unique customer base or niche market.

     We have entered into an exclusive, renewable service agreement with Galileo Processing, Inc. in which they have agreed to process all of our authorization and settlement transactions for our prepaid cards and to handle payments and adjustments to the cards. They will also maintain cardholder information, provide customer service, implement fraud control processes and procedures, and provide related services in connection with the prepaid cards. We are obligated to pay a minimum monthly fee for these services which is credited against the fees payable to them by us for each processing transaction. During the term of the agreement, Galileo is required to maintain in effect errors and omissions insurance in the aggregate amount of $2,000,000. The agreement may be terminated by either party if the other party becomes insolvent, if any of the representations or warranties made by the other party in the agreement are inaccurate, if new legal requirements are imposed on cards, if the issuing bank ceases to issue the pre-paid cards, or if Galileo loses its sponsorship with MasterCard(R) as a certified third-party processor. In addition, Galileo may terminate the agreement if we fail to make our monthly minimum on our customer accounts.



     In connection with our processing agreement with Galileo Processing, we have also entered into a non- exclusive agreement with First Federal
Savings Bank of Midwest, doing business as Meta Payment Systems, to issue to our customers the stored value Visa(R) or MasterCard(R) products marketed by us. This agreement permits us to offer the prepaid cards which are issued by the bank. The design of the prepaid cards will be developed by us but will be subject to the bank's prior written approval. In addition to issuing the prepaid cards, the bank will be responsible for holding and retaining cardholder funds until the funds are used by the cardholders.
The account holding the cardholder funds is an FDIC insured account and is not accessible by the Company. The bank is also responsible for maintaining at its own expense a principal license with MasterCard(R), Visa(R), or any other card network system for which it issues prepaid cards. We have agreed to pay the bank a monthly minimum fee or a fee based on the monthly gross dollar value of card transactions, as well as transaction fees for PIN-based or ATM transactions. In return, the bank will distribute to us a percentage of the transaction fees collected from the card holders. The agreement requires us to maintain appropriate comprehensive general liability insurance, errors and omissions, and employee theft and dishonesty insurance policies with a limit of not less than $1,000,000 per occurrence. Either party may terminate the agreement for cause.

     We manage our customer accounts and card portfolios through a combination of daily electronic reporting and transaction monitoring, reviewing the card spending patterns, load volumes and spending frequency reports. We maintain a fully redundant dataset on a daily basis to ensure the storage and availability of data retrieval. Moreover, these reports outline fraud scenarios and report suspicious activity such as high dollar load transactions. In addition, we subcontract personnel as needed from our processor or qualified third parties to review fraud transactions and cross check our internal controls and management systems to be certain that the maintenance of the cardholder accounts continues to be administered to the documented guidelines. As the number of outstanding cards increases, we anticipate that these functions would continue to be outsourced to our processor.

     Complementary Financial Products and Services
     ---------------------------------------------
     We are actively engaged in the development of products and services that can be bundled with our core prepaid card products. These complementary offerings include credit management tools, credit bureau reporting services and prepaid telecommunications products. We have sourced third party providers for these services and we are in the process of negotiating service agreements with three providers for such services. The basis for developing complementary services and products is to bundle a suite of products onto a single prepaid card that then functions as a turnkey personal financial management tool. By maximizing the functionality of the prepaid card product, we aim to sustain cardholders for longer periods of time and promote growth of our product via word of mouth by those existing cardholders. Expanding the prepaid card functionality for current cardholders will also allow us to differentiate our products from others in the market and provide a distinct marketing advantage while providing the cardholders with improved features and functionality.






     Competition
     -----------
     The competitive landscape continues to evolve with mergers and acquisitions, company consolidations and new entrants developing and deploying niche market prepaid card solutions with focus on demographic and ethnic subsets, credit seeking individuals and under and un-banked consumers. The competitive environment has seen a rise in products and companies across all sales channels, including online, retail, non-retail, mass merchant and independent sales operators. Although the prepaid industry is still in a growth phase, considerable specialization has begun to occur with the end result delivering a competitive landscape that can be broken into three primary segments: open, PIN-based semi-open and closed loop product offerings. Most segments are filled with unique competitors and an equally divergent collection of product offerings.

     The open segment of the market consists of a fragmented collection of association branded prepaid debit card products. The common trait within this product segment is that all products carry the MasterCard(R), Visa(R), American Express , or Discover brand on the front of the card giving the product category unparalleled payment acceptance. Examples of companies who compete within the space are Green Dot Corporation, Net Spend, One Global Finance, Account Now, E-count, and E-Comm Link. Many of these companies share common traits including: well-developed proprietary infrastructure, substantial investment in internal IT resources, significant and/or continual venture capital backing, large scale distribution points, profitability, and direct relationships with the associations, such as MasterCard(R) and Visa(R).

     Within the context of the stored value space, "PIN-based or semi-open loop" traditionally refers to a category of products that do not carry a major association branded (MasterCard(R), Visa(R), American Express(R), Discover ) on the front of the card. These cards are affiliated with the Cirrus, Maestro, or Plus networks and are accepted as payment at debit-enabled merchant locations. Unlike an open loop product, a PIN-based product cannot be used for online commerce. Several dozen small companies have emerged in this semi-open segment, evolving from the precursor industry of prepaid phone cards. Included on the list would be companies such as Air Time Technologies, I2C, and nFinanSe among others.

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

     We believe that competition in the stored value products and services market is based upon the following factors:
     -    Addressing the needs of underserved and unbanked customers;
     -    Program flexibility for user-specific needs;
     -    Responsiveness to customer demands;
     - Easy product distribution access and usage (i.e. online, telephone, retail, etc);
     -    Stored value expertise;
     -    Brand recognition and geographic presence; and
     -    Price.

     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, such as Green Dot Corporation, Net Spend, One Global Finance, Account Now, E-count, and E-Comm Link. These competitors include (i) large stored value product and service providers; (ii) national, regional and local networked retail prepaid service providers who have stored value services divisions;
(iii) fully integrated on-line services companies; and (iv) major venture-backed stored value firms. Many of our competitors have expanded their core product and/or service offerings over the past year and increased their focus on new product development and delivery, thus increasing the number of organizations that are providing products and services similar to ours.

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



     Regulatory Environment
     ----------------------

     As the stored value industry continues to grow, we can expect regulatory oversight to expand accordingly. In related regulatory developments, and in a decision in the case of SPGGC, LLC v. Ayotte, issued August 1, 2006, the US District Court for the District of New Hampshire found that New Hampshire state consumer protection laws do not apply to prepaid gift cards issued by national banks and federal savings associations, even if such cards are marketed and distributed by non-bank third parties. This case is significant in that it could expand the scope of federal preemption of state law beyond the banks and their subsidiaries to agents of federal banking institutions. At this stage we rely on federal preemption of state laws and as a non-bank third party, maintain a vested interest in the continued scope of federal preemption. Moreover, the Federal Deposit Insurance Corporation (FDIC) has evaluated comments on whether stored value card funds should qualify as deposits that must be insured. Separately, the Federal Reserve Board is considering whether stored value payroll cards should be covered by Regulation E. The Office of the Comptroller of the Currency (OCC) issued an advisory letter offering guidance to national banks engaged in payroll card systems regarding appropriate disclosures, error resolution procedures, liability limits for unauthorized use and other issues.

     States, too, may initiate consumer protection requirements for stored value cards, such as caps on certain kinds of fees. At this time, various states are investigating the feasibility of clarifying existing regulations for stored value products. Although there may be additional regulations at both the state and federal level, outlined below are the key risks associated with the stored value industry:

     -    Federal laws:
          -------------
          There are cases in court that are working to determine the applicability of the preemption doctrine as it relates specifically to the conflicts of federal and state laws governing stored value and prepaid cards. As the court cases are settled, there will be increased clarity to the application of the doctrine of federal preemption governing the stored value industry and may result in or alter the compliance and regulatory climate across the industry.

     -    State laws:
          -----------
          States such as Pennsylvania, Connecticut, and Maryland are proactive in defining and regulating the stored value industry and serve as benchmarks for other states currently in the process of defining the regulatory aspects of the emerging industry. These laws are designed to protect consumers and regulate the legitimate businesses in conducting business in the stored value space. On a state-by-state basis, each state may elect to further refine the regulatory scope and enact new laws to manage stricter compliance in the growing stored value arena.


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

     Intellectual Property
     ---------------------

     As of March 27, 2007, we had four trademark registrations and pending trademark applications in the U.S. Our pending trademark applications may not result in issued trademark registrations. Our trademarks include Trycera Financial and TF (stylized and/or with design) . Our pending applications are for Finium and Tru Platinum, marks used in our business.

     We regard our trademarks as key assets and believe they have substantial value in the marketing of our products and services. We protect these trademarks by registering them with the U.S. Patent and Trademark Office. We intend to work vigorously to enforce and protect our trademark rights by engaging in monitoring services, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary.

Strategic Acquisitions
----------------------

     Management continues seeking potential acquisition candidates. At this time we currently have no binding agreements or letters of intent to acquire or purchase assets of any other companies or candidates.

     Selection Criteria for Acquisition Targets
     ------------------------------------------

     Prospective acquisitions will be selected for their profitability, product mix, market position, customer base, card portfolios and for their experienced management teams. We will attempt to negotiate acquisition terms which will limit financial risk to our shareholders by setting specific performance milestones in order for the target company's owners to receive full purchase consideration.

     Management intends to consider a number of factors prior to making any final decision as to whether to purchase a company or to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.



     Selection Process for Acquisitions
     ----------------------------------

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

Employees
---------

     At March 1, 2007, we had ten full-time employees, namely our CEO and President, Matt Kerper, our CFO, Bryan Kenyon, and eight other team members whose roles include: Director of Product Development, Director of Operations and six Call Center Specialists.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our administrative offices and headquarters, consisting of approximately 2,150 square feet of office space, are located at 18023 East Sky Park Circle, Suite G, Irvine, California. Monthly lease payments are $3,500 and the lease expires on October 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

     In February 2007 we received a letter from a law firm representing Meridian Enterprises Corporation ("Meridian"), the owner of U.S. Patent No. 5,025,372 (the "372" Patent"). The letter claims that we may be infringing on the 372 Patent which applies to card-based incentive programs. The letter also demands that we cease and desist from infringement of the 372 Patent and account for past damages to Meridian. Management has not reached a conclusion of the merits of this claim and continues to evaluate the applicability of the claim to our business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.


                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     Our shares have been approved for quotation on the OTC Electronic Bulletin Board since July 19, 2006, although no trades occurred until September 2006. Only a limited number of shares have traded since the commencement of trading in September 2006. Our common stock is currently traded with the trading symbol of "TRYF." The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                      Quarter        High          Low
                                   ------------  ------------  ------------
FISCAL YEAR ENDED
DECEMBER 31, 2006                         Third        $1.50         $1.25
                                         Fourth        $3.25         $1.70

Holders
-------

     At March 29, 2007, we had 119 shareholders of record as reported to us by our transfer agent. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent.

Dividend Policy
---------------

     Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.


Sales of Unregistered Securities
--------------------------------

     During the year ended December 31, 2006, except as noted below, and except as previously reported by us in our quarterly reports on Form 10-QSB or current reports on Form 8-K during the year, the following securities were sold by us without registering the securities under the Securities
Act:


     - On December 11, 2006, we initiated an offering of up to 500,000 shares of common stock for gross proceeds of $500,000. The offering terminated on March 8, 2007, after having sold 340,000 shares for a total of $340,000. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through February 28, 2014, at $1.25 with certain incentive discounts to the exercise price available through February 28, 2011. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The initial investor as of December 31, 2006 was:

                                          Number      Number
          Name                          of Shares  of Warrants     Amount
                                       ----------- -----------  -----------
          Lynn Williams Preston            25,000      12,500   $   25,000

          Subsequent to the year ended December 31, 2006, the remaining investors in this offering were:

                                          Number      Number
          Name                          of Shares  of Warrants     Amount
                                       ----------- -----------  -----------
          Luan Dang                        65,000      37,500   $   65,000
          Hans Erickson                    25,000      12,500   $   25,000
          Imperial Investment &
            Development, Inc.             100,000      50,000   $  100,000
          Knitowski Family Trust           50,000      25,000   $   50,000
          Lynn Williams Preston            50,000      25,000   $   25,000
          Brian Vu                         25,000      12,500   $   25,000

          Five of the six represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. The investors delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of a restrictive legend upon the certificates evidencing such shares and warrants. The investors represented that they had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

     - On September 14, 2006, we granted 50,000 options to Randy Cherkas, one of our directors. These ten-year options were granted under our 2004 Stock Option/Stock Issuance Plan. The options are exercisable at $1.00 per share. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
          Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Cherkas acknowledged he had access to the books and records, including filings made by us with the SEC. He delivered appropriate investment representations with respect to the grants and consented to the imposition of a restrictive legend upon the certificate representing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the transaction.

Purchases of Equity Securities
------------------------------

     There were no purchases made during the fourth quarter ended December 31, 2006, by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

     In 2006 we grew revenue 100% over the prior year. The growth of revenue was attributed to continued core stored value growth and by continuing to develop, deploy and market semi-custom and customized branded prepaid and stored value card solutions. In efforts to boost per card revenues and further add new revenue sources to offset costs, which were flat on a comparable basis from 2005 to 2006, we deployed resources throughout 2006 to identify, promote and build complementary financial products and service offerings, notably an alternative credit reporting platform and an identification verification solution.

     To grow revenue throughout the year we launched a host of programs, highlighted by two new products, the PlatinumTel Everyone Visa(R) debit card and the Model Debit MasterCard(R) card. The PlatinumTel Everyone Visa(R) debit card, a turnkey stored value solution which expanded our customized offerings and was developed to support a prepaid wireless cell phone market in the mid-western United States and contributed over $55,000 in stored value revenue throughout the year. Similar to our other internal card-based programs and solutions, the PlatinumTel Everyone Visa(R) debit card program offers a set of card features and functionalities that include:
bill payment, wireless spending alerts, live customer service support and web-based card management tools. Separately, the Model Debit MasterCard(R) card is turnkey stored value solution showcases our OEM platform and has been developed to support a prepaid card program tied to a teen and early twenties modeling program across the United States. The Model program, initially yielded over $10,000 in revenue and similar to PlatinumTel, continues to grow the card portfolio base.


     In conjunction with our new product offerings and to further diversify our prepaid card product offers, we developed and implemented a proprietary card management platform designed to mitigate large program start-up costs while streamlining the way stored value card programs are built and managed. Known as the OEM platform, this card platform provides card marketers and our customers with the ability to rapidly create, launch, and manage semi-customized stored value programs while not bearing the costs and related resource requirements associated with direct processor, issuer, and association relationships. The OEM platform allows marketers to market a unique card brand of their choosing and wrap that brand in a customized web skin which is then seamlessly integrated into our core infrastructure and technology engine, providing transparent functionality. Further benefits of our OEM platform include hands on program management by us and the flexibility to choose a cost plus processing model or a traditional revenue sharing model.

     Continuing the efforts to improve revenue and build complementary financial products and service offerings we developed My Full Credit an alternative credit reporting product and service. This complementary service program allows participants to report non-traditional payments to over 200 national credit reporting agencies. Although no significant revenue was generated in 2006 under this program, the My Full Credit offering required upfront development and operating expenses in excess of $25,000, all of which is planned to be recouped when initial revenue streams are realized in the second quarter of 2007.

Revenue
-------

     Revenue was $1,094,583 and $546,181 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $548,402 or 100%. Our 2006 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers for our customized and semi customized program solutions and increased sales of our branded card products and services. We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

     Of the total revenue approximately $647,060 or 59% resulted from fees generated by our stored value cards. This revenue has risen by $375,106 or 138% over the comparative prior year period. It is our ultimate goal to continue to increase this metric and management believes that recent contract wins will promote continued growth in this regard.

     Our consulting revenue made up $156,434 or 14% of revenue. This revenue has risen by $129,125 or 473% over the comparative prior year period. Consulting revenue includes staged fees for setting up new programs. As bigger and more complex programs are added, our fee revenue has risen. We expect the number of new programs and existing programs under management to increase.



     The revenue from the isleCORE Systems, our recently discontinued call center operation, made up $267,281 or 24% of revenue. This revenue has risen by $121,514 or 83% over the comparative period as the 2005 year did not include the subsidiary for the complete year. As stated elsewhere in this document the call center operation was disposed of and as such this revenue will not recur subsequent to the quarter ended March 31, 2006.

Cost of Sales and Gross Profit
------------------------------

     Cost of sales was $844,283 and $426,203 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $418,080 or 98%. The increase was attributed to the growth of the card production, distribution costs and transaction processing costs coupled with increased cost of sales related to telephony and technology for call center operations under isleCORE Systems.

     The resulting gross profit was 22.9% and 22.0% for the years ended December 31, 2006 and 2005, respectively. Management expects gross profit margin to improve as it achieves economies of scale in the cost of processing accompanied by the increased margin in the customized and semi customized program solutions and increased sales of our branded card products and services.

Operating expenses
------------------

     Operating expenses were $1,341,086 and $1,539,670 for the years ended December 31, 2006 and 2005, respectively, representing an decrease of $198,584 or 13%. The major components of operating expense are salaries and wages (46%) general and administrative (22%) professional fees (20%) and stock based compensation of $146,416 (11%).

     Salaries and wages expense was $617,831 and $604,184 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $13,647 or 2.3%. The increase resulted from the hiring of additional support staff in 2006, partially offset by a decrease in expenses resulting from the resignation of the Controller in early 2006, which role is now being handled by a third party service provider.

     General and administrative expense was $292,633 and $319,698 for the years ended December 31, 2006 and 2005, respectively, representing a decrease $27,065 or 8.4%. The decrease resulted from a significant decrease in postage and mailing as we curtailed the operations of our direct mail operation in addition to a concerted effort by management to review all spending in an effort to reach cash neutral position.

     Professional fees and expenses were $262,852 and $248,274 for the years ended December 31, 2006 and 2005, respectively, representing an
increase of $14,578 or 5.9%.   The increases result from the inclusion of a
partial year expense for our controller prior to his resignation, coupled with additional expenses associated with a third party service provider.


     Stock based compensation was $146,416 and $252,004 for the years ended December 31, 2006 and 2005, respectively, representing a decrease of $105,588 or 49.1%. The net decrease is a result of a fewer options vesting in 2006 as compared to 2005.

Other income (expense)
----------------------

     Other income (expense) was ($270,230) and ($117,345) for the years ended December 31, 2006 and 2005, respectively. The 2006 other expenses included $25,000 for an impairment of intangible assets related to our isleCORE subsidiary. In 2006 we incurred financing costs of $247,845 compared to $116,238 for the comparative period.

Net loss
--------

     We incurred net losses of $1,361,816 and $1,537,037 for the years ended December 31, 2006 and 2005, respectively, representing a decrease in net loss of $175,221 or 11%. Through the addition of new custom programs and the increasing sales of our branded products and services, we expect to increase gross profit margins and to reduce net losses in 2007 as compared to 2006.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2006, cash totaled $87,193 as compared with $211,523 cash or cash equivalents at December 31, 2005. Cash used in operations and investing was $742,962 and $14,883, respectively, and was offset by $633,515 of cash from financing. Cash used by operations was $742,962 and decreased by $431,266 from the comparative prior year period. The decrease resulted from the smaller net loss for the year ended December 31, 2006, together with increased non cash expenses. Cash provided by financing was $633,515 and increased by $176,530 from the comparative prior year period. The increase resulted from the additional funds raised in private placements throughout 2006.

     Working capital was $15,831 at December 31, 2006, as compared with working capital of $223,148 at December 31, 2005. This decrease in working capital was a result primarily of using cash balances for operations to support product development, cost of sales, and revenue growth.

     Management believes that with revenues generated from early 2007 operations, together with funds generated from the sale of our common stock, we expect to achieve cash flow neutral or better in the second quarter of 2007. Unless there is a material change to the recent growth in revenue, we expect to yield sufficient cash to satisfy existing operating cash needs and working capital requirements on a sustained basis by the close of the second quarter in 2007. Any adverse affects on revenue or unplanned costs may alter that specified timeframe. Our monthly cash requirements have fluctuated between $0 and $200,000, and management estimates that future average monthly cash requirements will be approximately $54,000. We anticipate that improved gross profit margins will allow us to reach the cash neutral point sometime in the middle of 2007. While the timing of any such cash neutral point is uncertain, there may be unforeseen circumstances that could adversely affect any such operating results. We do anticipate a need for additional funding from investors for operating funds and anticipate continued private equity offerings to satisfy these needs.

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

Off-Balance Sheet Arrangements
------------------------------

     During the year ended December 31, 2006, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation
------------------------

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


Forward-Looking Statements
--------------------------

     This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of our company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in federal, state or municipal laws governing the distribution and performance of financial services; changes in money transmitter laws and regulations; changes in money service business laws and regulations; pending litigation that may result in material change(s) to the stored value business and industry; unforeseen portfolio fraud and risk management; a general economic downturn; our growth phase of operations; reliance on third party processors and product suppliers; reliance on nationally chartered or state chartered banks; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements required by this item are set forth immediately following the signature page of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No information is reportable pursuant to this item.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

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


Internal Control Over Financial Reporting
-----------------------------------------

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

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective, in part, for our year ending December 31, 2007. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal control using the guidance published by the Securities and Exchange Commission in December 2006. During the course of these activities, we may identify certain internal control matters that management believes should be improved.
These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts at the present time.

ITEM 8B.  OTHER INFORMATION

     No information is reportable pursuant to this item.



                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 16, 2007.


ITEM 10.  EXECUTIVE COMPENSATION

     Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 16, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 16, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 16, 2007.

ITEM 13.  EXHIBITS

     The following exhibits are included as part of this annual report:

                                              Incorporated by Reference
Exhibit                                       File                Filing    Filed
Number  Exhibit Description           Form    No.        Exhibit  Date      Herewith
------- ----------------------------- ------  ---------  -------  --------  --------
3.1     Articles of Incorporation,                                June
        as amended June 14, 2004      8-K     000-30872  3.1      15, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
3.2     Current Bylaws                10-QSB  000-30872  3.2      August
                                                                  16, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
4.1     Form of Common Stock                                      July
        Certificate                   10-SB   000-30872  4.1      21, 2000
------- ----------------------------- ------  ---------  -------  --------  --------
4.2     2004 Stock Option/Stock                                   May
        Issuance Plan *               8-K     000-30872  4.2      13, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
4.3     Grant of Stock Option Form
& 10.7  used pursuant to the 2004
        Stock Option/Stock Issuance                               April
        Plan                          10-KSB  000-30872  4.3      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
4.4     Form of Series A Common
        Stock Purchase Warrant,                                   April
        as amended                    10-KSB  000-30872  4.6      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
4.5     Form of Series B Common                                   April
        Stock Purchase Warrant        10-KSB  000-30872  4.7      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
4.6     Description of Registration
        Rights for investors in
        offerings dated September                                 April
        20, 2005, and January 3, 2006 10-KSB  000-30872  4.8      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
10.1    Employment Agreement with                                 June
        Matthew S. Kerper *           8-K     000-30872  10.7     9, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
10.2    Employment Agreement with                                 June
        Bryan Kenyon *                8-K     000-30872  10.8     9, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
10.3    Service Agreement dated
        September 9, 2004, with
        Galileo Processing, Inc.
        (Confidential treatment has
        been requested for a portion                              April
        of this exhibit)              10-KSB  000-30872  10.12    15, 2005
------- ----------------------------- ------  ---------  -------  --------  --------
                                          23
10.4    Marketer Agreement dated
        October 5, 2004, with First
        Federal Savings Bank of
        Midwest (Confidential
        treatment has been requested
        for a portion of this                                     April
        exhibit)                      10-KSB  000-30872  10.13    15, 2005
------- ----------------------------- ------  ---------  -------  --------  --------
10.5    Marketer Agreement dated
        August 8, 2006, with New
        Millennium Bank
        (Confidential treatment
        has been requested for a
        portion of this exhibit)                                            X
------- ----------------------------- ------  ---------  -------  --------  --------
10.6    Office Rent Agreement dated
        January 2, 2007, with Curo
        Capital, LLC                                                        X
------- ----------------------------- ------  ---------  -------  --------  --------
14.1    Code of Ethics                8-K     000-30872  14.1     August
                                                                  26, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
31.1    Rule 13a-14(a)
        Certification by
        Principal Executive
        Officer                                                             X
------- ----------------------------- ------  ---------  -------  --------  --------
31.2    Rule 13a-14(a)
        Certification by
        Principal Financial
        Officer                                                             X
------- ----------------------------- ------  ---------  -------  --------  --------
32.1    Section 1350
        Certification of
        Principal Executive
        Officer                                                             X
------- ----------------------------- ------  ---------  -------  --------  --------
32.2    Section 1350
        Certification of
        Chief Financial Officer                                             X

* Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $24,925 and $23,174, respectively.

Audit-Related Fees
------------------

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees
--------

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees
--------------

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005.

Audit Committee
---------------

     Two of the four members on our Board of Directors functions as our audit committee. All of the services described above in this Item 14 for the year ended December 31, 2006, were approved by the Audit Committee.


[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
SIGNATURE PAGE FOR PARTIES FOLLOWS]
























                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Trycera Financial, Inc.


Date:  April 2, 2007               By: /S/ Matthew S. Kerper
                                   ---------------------------------------
                                   Matthew S. Kerper, President


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 2, 2007               /S/ Matthew S. Kerper
                                   ----------------------------------------
                                   Matthew S. Kerper, Director and
                                   President (Principal Executive Officer)


Date:  April 2, 2007               /S/ Luan Dang
                                   ----------------------------------------
                                   Luan Dang, Director


Date:  April 2, 2007               /S/ Alan S. Knitowski
                                   ----------------------------------------
                                   Alan S. Knitowski, Director


Date:  April 2, 2007               /S/ Randy Cherkas
                                   ----------------------------------------
                                   Randy Cherkas, Director


Date:  April 2, 2007               /S/ Robert Lang
                                   ----------------------------------------
                                   Robert Lang, Director


Date:  April 2, 2007               /S/ Bryan W. Kenyon
                                   ----------------------------------------
                                   Bryan W. Kenyon, CFO
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)




                                Condensed Consolidated Financial Statements











                                                     TRYCERA FINANCIAL, INC










                             For the years ended December 31, 2006 and 2005



                          TRYCERA FINANCIAL, INC.
                             Table of Contents

               For the years ended December 31, 2006 and 2005



                                                                      Page
                                                                     ------


Financial Statements

     Report of Independent Registered Accounting Firm. . . . . . . . . .3

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .4

     Consolidated Statements of Operations . . . . . . . . . . . . . . .5

     Consolidated Statements of Stockholder's Equity . . . . . . . . . .6

     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .7

     Consolidated Notes to Financial Statements. . . . . . . . . . . . .8























/Letterhead/


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Trycera Financial, Inc.
Irvine, CA 92614


We have audited the accompanying consolidated balance sheets of Trycera Financial, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trycera Financial, Inc. as December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, which is in conformity with U.S. generally accepted accounting principles.




/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 1, 2007



                          TRYCERA FINANCIAL, INC.
                        Consolidated Balance Sheets

                                                   December      December
                                                   31, 2006      31, 2005
                                                 ------------  ------------
                                   Assets
Current Assets
--------------
     Cash                                        $    87,193   $   211,523
     Accounts Receivable, net of allowance of
      $11,457 and $1,999                              86,628        99,811
     Prepaid Expenses and other current assets        12,429        42,786
     Client ACH Reserves                               5,000         5,000
                                                 ------------  ------------
       Total Current Assets                          191,250       359,120

Property & Equipment, net                             18,395         12,764
-------------------------

Other Assets
------------
     Deposits                                         12,507         9,207
     Definite Life Intangible Assets, net             38,542        75,644
                                                 ------------  ------------
       Total Other Assets                             51,049        84,851
                                                 ------------  ------------
       Total Assets                              $   260,694   $   456,735
                                                 ============  ============

                    Liabilities & Stockholders'' Equity
Current Liabilities
-------------------
     Accounts Payable                            $    71,452   $    52,469
     Portfolio reserves                               25,425        10,000
     Accrued Expenses                                 78,542        36,827
     Line of Credit                                      -          14,485
     Deferred Revenue, net                               -          22,191
                                                 ------------  ------------
     Total Current Liabilities                       175,419       135,972
                                                 ------------  ------------
Commitments                                              -             -
-----------

Stockholders' Equity
--------------------
     Preferred Stock, 20,000,000 Shares
      Authorized, $.001 Par Value; None
      Issued and Outstanding                             -             -
     Common Stock, 100,000,000 Shares
      Authorized at $.001 Par Value;
      7,582,302 and 6,876,802 Shares
      Issued and Outstanding, Respectively             7,582         6,876
     Additional Paid In Capital                    3,886,852     2,761,230
     Accumulated Deficit                          (3,809,159)   (2,447,343)
                                                 ------------  ------------
       Total Stockholders' Equity                     85,275       320,763
                                                 ------------  ------------
       Total Liabilities &
       Stockholders' Equity                      $   260,694   $   456,735
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                    F-4

                          TRYCERA FINANCIAL, INC.
                   Consolidated Statements of Operations

                                                 For the Twelve Months Ended
                                                 ---------------------------
                                                   December      December
                                                   31, 2006      31, 2005
                                                 ------------  ------------
Revenues
--------
  Consulting                                     $   156,434   $    27,309
  Stored Value                                       647,060       271,954
  Call Center                                        267,281       145,767
  Catalog Shopping                                     6,169       101,151
  Other revenue                                       17,639           -
                                                 ------------  ------------
                                                   1,094,583       546,181

Cost of Sales                                        844,283       426,203
-------------                                    ------------  ------------
  Gross Profit                                       250,300       119,978


Expenses
--------
  Depreciation and Amortization                       21,354       115,510
  Salaries and Wages                                 617,831       604,184
  Stock Based Compensation                           146,416       252,004
  Professional Fees                                  262,852       248,274
  General & Administrative                           292,633       319,698
                                                 ------------  ------------
     Total Expenses                                1,341,086     1,539,670

     Income (Loss) from Operations                (1,090,786)   (1,419,692)
                                                 ------------  ------------
Other Income (Expenses)
-----------------------
  Interest, income                                     1,468           -
  Interest, expense                                   (2,853)       (1,107)
  Financing Costs                                   (247,845)     (116,238)
  Impairment of Intangible Assets                    (25,000)          -
  Other income (expense)                               4,000           -
                                                 ------------  ------------
     Total Other Income (Expenses)                  (270,230)     (117,345)
                                                 ------------  ------------
     Loss Before Taxes                            (1,361,016)   (1,537,037)

     Income Taxes                                       (800)          -
                                                 ------------  ------------
     Net Loss                                    $(1,361,816)  $(1,537,037)
                                                 ============  ============
Basic earnings per share:
-------------------------
  Loss per share                                 $     (0.19)  $     (0.24)
                                                 ============  ============
  Weighted average shares                          7,252,169     6,412,499
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                    F-5

                          TRYCERA FINANCIAL, INC.
                     Statements of Stockholder's Equity
                 From January 1, 2004 to December 31, 2006

                       Preferred Stock       Common Stock       Paid-In    Accumulated
                         Shares Amount    Shares   Amount      Capital       Deficit
                         ------ ------ ----------- -------  -----------  ------------
Balance, at December
31, 2004                    -   $  -    6,307,302  $ 6,307  $1,891,057   $  (910,306)

Shares issued for cash
pursuant to a private
placement memorandum
at $.75 per share           -      -      462,500     462      462,038         -

Shares issued for
the acquisition of
IsleCORE assets at
$1.00 per share             -      -       40,000      40       39,960         -

Shares Issued for
Services at $1.00
per share                   -      -       67,000      67       66,933         -

Valuation of Stock
Options                     -      -          -       -        185,004         -

Valuation of Stock
Warrants                    -      -          -       -        116,238         -

Loss for the
period ended
December 31, 2005           -      -          -       -           -      (1,537,037)
                         ------ ------ ----------- -------  -----------  ------------
Balance, at December
31, 2005                    -      -    6,876,802   6,876    2,761,230    (2,447,343)

Shares issued for cash
pursuant to private
placement memorandum
at $1.00 per share          -      -      635,500     636      647,364           -

Shares Issued for
Services at at $1.00
- $3.25 per share           -      -       70,000      70       83,997           -

Valuation of Stock
Options                     -      -          -        -       146,416           -

Valuation of Stock
warrants                    -      -          -        -       247,845           -

Loss for the
period ended
December 31, 2006           -      -          -        -           -      (1,361,816)
                         ------ ------ ----------- -------  -----------  ------------
Balance, at
December 31, 2006           -   $  -    7,582,302  $7,582   $3,886,852   $(3,809,159)
                         ====== ====== =========== =======  ===========  ============

 The accompanying notes are an integral part of these financial statements.
                                    F-6

                          TRYCERA FINANCIAL, INC.
                   Consolidated Statements of Cash Flows

                                                 For the Twelve Months Ended
                                                 ---------------------------
                                                   December      December
                                                   31, 2006      31, 2005
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                              $(1,361,816)  $(1,537,037)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations;
   Depreciation and amortization                      21,354       115,510
   Bad and doubtful debts expense                     11,457           -
   Impairment of intangible assets                    25,000           -
   Stock issued for services                          84,067        67,000
   Stock options and warrants                        146,416       301,242
   (Increase) decrease in accounts receivable          1,726       (78,386)
   (Increase) decrease in prepaid and
     other current assets                             30,357       (29,481)
   (Increase) decrease in deposits                    (3,300)          -
   Increase (decrease) in accounts payable            18,983        16,048
   Increase (decrease) in portfolio reserves          25,425        (5,000)
   Increase (decrease) in accrued expenses            31,715        36,778
   Increase (decrease) in unearned revenue           (22,191)      (60,902)
                                                 ------------  ------------
Net Cash Provided (Used) by Operating Activities    (742,962)   (1,174,228)
                                                 ------------  ------------
Cash Flows from Investing Activities
------------------------------------
  Acquisition of property & equipment                (13,686)      (15,892)
  Acquisition of intangible assets and other          (1,197)      (30,000)
                                                 ------------  ------------
Net Cash Provided (Used) by Investing Activities     (14,883)      (45,892)
                                                 ------------  ------------
Cash Flows from Financing Activities
------------------------------------
  Proceeds from issuance of common stock             648,000       462,500
  Proceeds from convertible debenture                    -             -
  Payments made on line of credit                    (14,485)       (5,515)
                                                 ------------  ------------
Net Cash Provided (Used) by Financing Activities     633,515       456,985
                                                 ------------  ------------
Net Increase (Decrease) in Cash and
Cash Equivalents                                    (124,330)     (763,135)

Cash and Cash Equivalents at Beginning of Period     211,523       974,658
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $    87,193   $   211,523
                                                 ============  ============
Cash Paid for:
--------------
  Interest                                       $       992   $    10,358
  Income Taxes                                   $       -     $       -

Non-cash financing activities:
------------------------------
  Common stock issued for services               $    84,067   $    67,000
  Common stock issued for IsleCore assets        $       -     $    40,000



 The accompanying notes are an integral part of these financial statements.
                                    F-7

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006


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

Trycera Financial is in the business of developing, deploying and marketing semi-custom and customized branded prepaid and stored value card solutions. To complement the core stored value card solutions we also provide complementary financial products and services, notably an alternative credit reporting platform, an identification verification solution and a host of cardholder driven choices highlighted by items such as bill payment and online account access and account balance management. Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the card or instrument. Our core operating business is centered upon developing, deploying and marketing a broad array of stored value products and services in conjunction with card marketers. Card marketers are defined as organizations, companies or individuals who elect to provide stored value products direct to cardholders or consumers while entering into a specific agreement and relationship with our company. We then work with card marketers to design and develop a stored value card program or card-based solution that the card marketer can then deliver to their target customer base. In many instances the target audience is persons without banking relationships and persons who are underserved by existing banking facilities. The card marketers, with the card product(s) or service supplied by our company can then deliver a varied option of stored value products and services. We generate revenue in various forms from our prepaid cards portfolio. Trycera Financial markets its products in the United States and its protectorates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A.   Basis of Accounting
     -------------------
     The Company uses the accrual method of accounting.

B.   Revenue Recognition
     -------------------

     The Company applies the provisions of SEC Staff Accounting Bulletin("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

B.   Revenue Recognition (continued)
     -------------------------------

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

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

B.   Revenue Recognition (continued)
     -------------------------------

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

     The Company recognizes revenue from different sources, including: acceptance fees, product sales and consulting fees. For the year ended December 31, 2006, the Company generated, $1,094,583 in total revenue, $647,060 through stored value income, $267,281 through call center income, $6,169 through direct mail income and $156,434 contributed from consulting income.

C.   Cash Equivalents
     ----------------
     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

D.   Property and Equipment
     ----------------------
Property and equipment as of December 31, 2006 and 2005 consists of the following and are recorded at cost:

                                                     2006          2005
                                                 ------------  ------------
     Furniture & fixtures                        $    17,735   $     9,000
     Computer equipment                               19,935        14,984
                                                 ------------  ------------
       Total fixed assets                             37,670        23,984
       Accumulated depreciation                      (19,275)      (11,220)
                                                 ------------  ------------
       Net computer equipment                    $    18,395   $    12,764
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

     Depreciation charged to operations was $21,842 and $11,220 for the years ended December 31 2006 and 2005, respectively.

E.   Earnings (Loss) Per Share of Common Stock (restated)
     ----------------------------------------------------
     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options of 2,655,975 and 1,704,167 have not been considered in the fully diluted earnings per share calculation in 2006 and 2005, due to the antidlutive effect.

                                                      For the Years Ended
                                                        December 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Basic Earnings per share:
      Income (Loss) (numerator)                  $(1,361,816) $ (1,537,037)
      Shares (denominator)                         7,252,169     6,412,499
                                                 ------------  ------------
       Loss Per Share                            $     (0.19)  $     (0.24)
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

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

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

I.   Selling, General and Administrative Costs
     -----------------------------------------
     Selling, general and administrative expenses included the following for the years ended December 31, 2006 and 2005.

                                                     2006          2005
                                                 ------------  ------------
     Insurance                                   $    54,789   $    53,731
     Rent                                             93,528        82,221
     Travel & Entertainment                           28,084        36,475
     Sales & Marketing                                 5,048        61,483
     Technology Costs                                 31,327        21,278
     General & Administrative                         68,400        62,511
     Bad Debt Expense                                 11,457         1,999
                                                 ------------  ------------
       Total SG&A                                $   292,633   $   319,698
                                                 ============  ============

J.   Prepaid Expenses and other Current Assets
     -----------------------------------------
     Prepaid expenses and other current assets included the following for the years ended December 31, 2006 and 2005.

                                                     2006          2005
                                                 ------------  ------------
     Prepaid expenses                            $    12,429   $    17,315
     Employee prepaid card advances                        0         3,107
     Customer funds clearing                               0        22,364
                                                 ------------  ------------
     Total Prepaid & Other                       $    12,429   $    42,786
                                                 ============  ============

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

K.   Accrued Expenses
     ----------------
     Accrued expenses included the following for the years ended December 31, 2006 and 2005.

                                                     2006          2005
                                                 ------------  ------------
     Accrued payroll and Compensated absences    $    40,521  $     21,568
     Accrued liabilities                              13,021        13,482

     Interchange accrual                              25,000             0

     Acceptance funds reserves                             0         1,777
                                                 ------------  ------------
                                                 $    78,542   $    36,827
                                                 ============  ============

L.   Lines of Credit
     ---------------
     The Company maintains and utilizes one open line of credit for $25,000 with Wells Fargo Bank. At the end of the year, $0 had been drawn against the line of credit. Repayment terms on any borrowings adjust quarterly at the current prime rate plus 1%. The line of credit has been personally guaranteed by management.

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

     At the year ended, December 31, 2006, the Company had no significant concentrations of receivables by any single organization that would constitute a credit risk.

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

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

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

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS
-------------------------------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 , and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87,88,106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

On September 13, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 on quantifying financial statement misstatements. In summary, SAB 108 states that registrants should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach In addition, SAB 108 provides transition guidance for correcting errors existing in prior years. If prior-year errors that had been previously considered immaterial (based on the appropriate use of the registrants prior approach) now are considered material based on the approach of this SAB, the registrant need not restate prior period financial statements. SAB 108 is effective for Trycera's annual financial statements covering the fiscal year ended December 31, 2006. The Company adopted SAB 108 and its adoption did not have a material impact on Trycera's financial position or results of operations for the year ended December 31, 2006.

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (Continued)
-------------------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48", "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES"). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING
OF FINANCIAL ASSETS   AN AMEDNMENT OF FASB STATEMENT No. 140. This
Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

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

NOTE 4 - INTANGIBLE ASSETS
--------------------------
On June 13, 2005 the Company issued 40,000 shares of common stock valued at $40,000 and paid cash in the amount of $30,000 for the net operating assets of Hawaii Direct Telephone that were merged into the operations of Trycera as a wholly-owned Hawaiian subsidiary corporation, isleCORE Systems, Inc., valued at $70,000. The Company paid $70,000 for the fixed assets including, key operating contracts valued at $53,955, and office equipment and supplies were valued at $15,892. There was no intellectual property received and the existing accounts receivable was zero at the time of the asset purchase.

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

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 4 - INTANGIBLE ASSETS (Continued)
--------------------------------------

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2006 there was no impairment to the intangible assets. However, an impairment of $60,000 was charged to the statement of operations during the year ended December 31, 2004.

Total amortization in 2006 and 2005, respectively was $25,649 and $112,280. The amortization period for the intangible assets is 3 years and the accumulated amortization and intangible asset values are set forth as follows:


                    Year    Accumulated Amortization   Asset Value
                    ------- ------------------------   -----------

                    2006                $   112,102     $ 63,542
                    2005                $   100,000     $ 75,644

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2006 and 2005, the values of the assets of IsleCore and of the software acquired through the Signature Credit Corp agreement were decreased by $25,000 and $60,000 respectively, following an impairment test conducted by management.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

On May 10, 2004, the Company entered into a contract with Cygni Capital, LLC ("Cygni") to provide management and consultation services. The contract became effective May 15, 2004, and was continued until the termination of the agreement on December 31, 2005. Cygni provided ongoing consulting services for $10,000 per month throughout the contract term, with $5,000 of $10,000 per month consulting services fee being paid directly to Ecewa Capital, LLC. This contract has been replaced by a contract with Ecewa Capital, LLC to provide strategic management and consulting services. This verbal contract became effective December 15, 2005 and provides services for $5,000 per month on a month to month contract basis. The amount paid to Ecewa Capital, LLC under this agreement amounted to $60,000 for the years ended December 31, 2006 and December 31, 2005.

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006


NOTE 7 - INCOME TAXES
--------------------------------
The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the
extent of any tax benefit that net operating losses may generate.   No
provision for income taxes has been recorded due to the net operating loss carryforward of $3,518,607 as of December 31, 2006 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2006 and 2005 are as follows:


                                                     2006           2005
                                                ------------   ------------
Deferred tax asset:
     Net operating loss carryforward            $ 1,295,114    $   832,097
     Valuation allowance                         (1,295,114)      (832,097)
                                                ------------   ------------
                                                $         -    $         -
                                                ============   ============

The components of income tax expense are as follows:
                                                     2006           2005
                                                ------------   ------------
     Current Federal Tax                        $          -    $         -
     Current State Tax                                  800               -
     Change in NOL benefit                         (463,017)      (519,771)
     Change in allowance                            463,017        519,771
                                                ------------   ------------
                                                $       800    $         -
                                                ============   ============

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                                 Expiration
               Year of Lease                         Amount        Date
               ------------------------------------------------------------
               2000                               $    21,617         2020
               2001                                     8,114         2021
               2002                                     9,070         2022
               2003                                    12,872         2023
               2004                                   858,632         2024
               2005                                 1,537,037         2025
               2006                                 1,361,816         2026

                          TRYCERA FINANCIAL, INC.
                       Notes to Financial Statements
                             December 31, 2006


NOTE 8 - OPERATING LEASES
-------------------------

The Company currently leases space for its administrative and headquarters, consisting of approximately 2,150 square feet of office space, located at 18023 East Sky Park Circle, Suite G, Irvine, California. Monthly lease payments are $3,500 and the lease expires on October 31, 2009.

The Company's wholly owned subsidiary, isleCORE Systems, is located in Honolulu, Hawaii. The office space is located at 7 Waterfront Plaza, 500 Ala Moana Blvd, Honolulu, Hawaii, 96813. The total cost of the location is approximately $3,500, for 600 square feet. The lease expires on March 31, 2007 and will not be renewed.


Total Lease Commitments                             December 31,
                                        Year             2006
                                     ----------     -------------
                                           2007            52,500
                                           2008            42,000
                                           2009            35,000
                                           2010              -
                                     Thereafter              -
                                                    -------------
                                          Total     $     130,560
                                                    =============

Rent Expense for the period ended December 31, 2006 and the year ended December 31, 2005 was $93,528 and $82,221, respectively.

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

On May 4, 2004, the board of directors approved a reverse stock split at the rate of one share for each two (1:2) shares outstanding held by shareholder at the effective time of the reverse split. The Company did not issue any fractional shares due to reverse split. The effect of the reverse split was retroactively applied.

On June 14, 2005, the Company issued 40,000 shares of common stock at a price of $1.00 per share, for the acquisition of all of the fixed assets, rights under leases of equipment and all rights related to the call center business of Hawaii Direct Telephone ("HDT"). Accordingly, common stock and additional paid-in capital have been charged $40 and $39,960.

During the year ended December 31, 2005, the Company issued 67,000 shares of common stock to an individual for services rendered in behalf of the Company. Accordingly, common stock and additional paid in capital have been charged $66 and $66,933, respectively.

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 9 - STOCKHOLDERS' EQUITY (continued)
-----------------------------------------

During the year ended December 31, 2005, the Company issued an aggregate 462,500 shares of common stock pursuant to a private offering.
Accordingly, common stock and additional paid in capital have been charged $463 and $462,038 respectively.

During the year ended December 31, 2006, the Company issued an aggregate 635,500 shares of common stock pursuant to private offerings.
Accordingly, common stock and additional paid in capital have been charged $636 and $647,365 respectively. On December 11, 2006, we initiated an offering of up to 500,000 shares of common stock for gross proceeds of $500,000. The offering terminated on March 8, 2007, after having sold 340,000 for a total of $340,000. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through February 28, 2014, at $1.25 with certain incentive discounts to the exercise price available through February 28, 2011. As of December 31, 2006, 12,500 warrants were outstanding related to this offering.

During the year ended December 31, 2006, the Company issued an aggregate 70,000 shares of common stock for accounting and administrative services. Accordingly, common stock and additional paid in capital have been charged $70 and $87,430 respectively.

NOTE 10 - STOCK OPTION PLAN
---------------------------
On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000. The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier. Options granted under the plan vest according to terms imposed by the Plan Administrator. The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date. The following schedule summarizes the activity during the periods ending December 31, 2006 and 2005:

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
                                                 ============  ============

                                    F-19

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 10 - STOCK OPTION PLAN (continued)
---------------------------------------

                                                            2004 Stock Plan
                                                 --------------------------
                                                                 Weighted
                                                                  Average
                                                   Amount of     Exercise
                                                     Shares       Price
                                                 ------------  ------------
     Outstanding at January 1, 2006                3,070,250           .62
     Options Granted                                 170,000   $      1.12
     Options Exercised                                  -             -
     Options Canceled                                365,500           .78
                                                 ------------  ------------
     Options Outstanding at December 31, 2006      2,874,750   $       .63
                                                 ============  ============
     Options Exercisable at December 31, 2006      2,655,975  $        .59
                                                 ============  ============

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $146,416 was recognized for the year ended December 31, 2006. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     2005          2004
                                                 ------------  ------------
     Five Year Risk Free Interest Rate             4.15-5.10%         4.15%
     Dividend Yield                                        0%            0%
     Volatility                                        30-60%           60%
     Average Expected Term (Years to Exercise)              5             5



Employee stock options outstanding and exercisable under this plan as of December 31, 2006 are:

                                 Weighted       Average                    Weighted
                   Number of     Average      Remaining      Number        Average
   Range of         Options     Exercise     Contractual   of Options     Exercise
Exercise Price     Granted       Price     Life (Years)     Vested         Price
---------------  ------------  ------------  ------------  ------------  ------------
 $.001-$.99        2,431,250   $       .55           3.5     2,478,642   $       .55
 $1.00-2.00          443,500   $      1.00           4.5       177,333   $      1.03


The following represents the key vesting time frames and general terms included in the stock option plans for the Company Executives:

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

                                    F-20

                          TRYCERA FINANCIAL, INC.
                  Notes to Consolidated Financial Statements
                             December 31, 2006

NOTE 10 - STOCK OPTION PLAN (continued)
---------------------------------------

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


The Company has issued warrants as part of its private placements. The warrants are exercisable through February 28, 2014, at $1.25 with certain incentive discounts to the exercise price available through February 28, 2011. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The amount subscribed prior to December 31, 2006 was:

     Number                           Average
     of Warrants                     Exercise                          Date
     317,750                            $1.04             December 21, 2006

The Company uses the Black-Scholes pricing model to estimate the fair value of warrants issued. The resulting cost is expensed as a cost of financing. $247,845 was recognized for the year ended December 31, 2006 for the cost of such warrants.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------
Catalog Shopping Cards

With respect to our non core core business, and until February 2007 we owned, distributed, and serviced a catalog shopping card portfolio under the brand name Tru Platinum. Due to the focus of growing the core stored value card business, management elected to eliminate the catalog shopping card program in its entirety. Up until the catalog shopping business was closed, our catalog shopping card offered consumers an opportunity to buy goods and services out of designated catalogs without paying in full at the time of purchase. Consumers received various catalogs from which they may elect to purchase products, or they could have shopped from our designated product website. Originally 2006 was intended to be the time to reposition the catalog shopping card as a complementary and cross promotional product for our stored value card programs. However, with the core growth in stored value we instead re-shifted our efforts and determined that we would phase out catalog cards from late 2006 until early 2007. During 2006 revenue from the cataog business was $6,169. As of December 31, 2006 there were no net assets remaining related to this business.


                                    F-21