Form 10KSB/A
period 2006-12-31
Trycera Financial, Inc.
filed 2007-04-25
CIK 1117045

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



EXPLANATORY NOTE

This amended filing corrects a typographical error on one line item in the Consolidated Statements of Cash Flows included with the Company's financial statements for the year ended December 31, 2006, which were filed under Item
7 of the annual report on Form 10-KSB. In the Cash Flows from Operation Activities section of the statement, the amount designated for "Stock options and warrants" was incorrectly filed as $146,416 rather than $394,261. The Edgar formatting firm used by the Company mistakenly used the incorrect amount, which mistake was not discovered by the Company until today, but the audit report furnished by the Company's independent registered public accounting firm applies to the financial statements of the Company with the correct amount and without this typographical error. Also, Exhibit 23.1, the consent of the independent registered public accounting firm, was inadvertently omitted from the original filing and an updated consent is included as Exhibit
23.1 to this amended filing. Except for these corrections, no changes have been made to the report.















                                     2


ITEM 13.  EXHIBITS

     The following exhibits are included as part of this annual report:

                                              Incorporated by Reference
Exhibit                                       File                Filing    Filed
Number  Exhibit Description           Form    No.        Exhibit  Date      Herewith
------- ----------------------------- ------  ---------  -------  --------  --------
3.1     Articles of Incorporation,                                June
        as amended June 14, 2004      8-K     000-30872  3.1      15, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
3.2     Current Bylaws                10-QSB  000-30872  3.2      August
                                                                  16, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
4.1     Form of Common Stock                                      July
        Certificate                   10-SB   000-30872  4.1      21, 2000
------- ----------------------------- ------  ---------  -------  --------  --------
4.2     2004 Stock Option/Stock                                   May
        Issuance Plan *               8-K     000-30872  4.2      13, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
4.3     Grant of Stock Option Form
& 10.7  used pursuant to the 2004
        Stock Option/Stock Issuance                               April
        Plan                          10-KSB  000-30872  4.3      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
4.4     Form of Series A Common
        Stock Purchase Warrant,                                   April
        as amended                    10-KSB  000-30872  4.6      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
4.5     Form of Series B Common                                   April
        Stock Purchase Warrant        10-KSB  000-30872  4.7      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
4.6     Description of Registration
        Rights for investors in
        offerings dated September                                 April
        20, 2005, and January 3, 2006 10-KSB  000-30872  4.8      7, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
10.1    Employment Agreement with                                 June
        Matthew S. Kerper *           8-K     000-30872  10.7     9, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
10.2    Employment Agreement with                                 June
        Bryan Kenyon *                8-K     000-30872  10.8     9, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
10.3    Service Agreement dated
        September 9, 2004, with
        Galileo Processing, Inc.
        (Confidential treatment has
        been requested for a portion                              April
        of this exhibit)              10-KSB  000-30872  10.12    15, 2005
------- ----------------------------- ------  ---------  -------  --------  --------
                                          23
10.4    Marketer Agreement dated
        October 5, 2004, with First
        Federal Savings Bank of
        Midwest (Confidential
        treatment has been requested
        for a portion of this                                     April
        exhibit)                      10-KSB  000-30872  10.13    15, 2005
------- ----------------------------- ------  ---------  -------  --------  --------
10.5    Marketer Agreement dated
        August 8, 2006, with New
        Millennium Bank
        (Confidential treatment
        has been requested for a                                  April
        portion of this exhibit)      10-KSB  000-30872  10.5     2, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
10.6    Office Rent Agreement dated
        January 2, 2007, with Curo                                April
        Capital, LLC                  10-KSB  000-30872  10.5     2, 2006
------- ----------------------------- ------  ---------  -------  --------  --------
14.1    Code of Ethics                8-K     000-30872  14.1     August
                                                                  26, 2004
------- ----------------------------- ------  ---------  -------  --------  --------
23.1    Consent of independent
        registered public accounting
        firm                                                                X
------- ----------------------------- ------  ---------  -------  --------  --------
31.1    Rule 13a-14(a)
        Certification by
        Principal Executive
        Officer                                                             X
------- ----------------------------- ------  ---------  -------  --------  --------
31.2    Rule 13a-14(a)
        Certification by
        Principal Financial
        Officer                                                             X
------- ----------------------------- ------  ---------  -------  --------  --------
32.1    Section 1350
        Certification of
        Principal Executive
        Officer                                                             X
------- ----------------------------- ------  ---------  -------  --------  --------
32.2    Section 1350
        Certification of
        Chief Financial Officer                                             X
------- ----------------------------- ------  ---------  -------  --------  --------

* Management contract, or compensatory plan or arrangement required to be filed as an exhibit.






                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Trycera Financial, Inc.



Date:  April 25, 2007              /S/ Bryan W. Kenyon
                                   ----------------------------------------
                                   Bryan W. Kenyon, CFO
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)




                                     26





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
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                    F-4

                          TRYCERA FINANCIAL, INC.
                   Consolidated Statements of Operations

                                                 For the Twelve Months Ended
                                                 ---------------------------
                                                   December      December
                                                   31, 2006      31, 2005
                                                 ------------  ------------
Revenues
--------
  Consulting                                     $   156,434   $    27,309
  Stored Value                                       647,060       271,954
  Call Center                                        267,281       145,767
  Catalog Shopping                                     6,169       101,151
  Other revenue                                       17,639           -
                                                 ------------  ------------
                                                   1,094,583       546,181

Cost of Sales                                        844,283       426,203
-------------                                    ------------  ------------
  Gross Profit                                       250,300       119,978


Expenses
--------
  Depreciation and Amortization                       21,354       115,510
  Salaries and Wages                                 617,831       604,184
  Stock Based Compensation                           394,261       252,004
  Professional Fees                                  262,852       248,274
  General & Administrative                           292,633       319,698
                                                 ------------  ------------
     Total Expenses                                1,341,086     1,539,670

     Income (Loss) from Operations                (1,090,786)   (1,419,692)
                                                 ------------  ------------
Other Income (Expenses)
-----------------------
  Interest, income                                     1,468           -
  Interest, expense                                   (2,853)       (1,107)
  Financing Costs                                   (247,845)     (116,238)
  Impairment of Intangible Assets                    (25,000)          -
  Other income (expense)                               4,000           -
                                                 ------------  ------------
     Total Other Income (Expenses)                  (270,230)     (117,345)
                                                 ------------  ------------
     Loss Before Taxes                            (1,361,016)   (1,537,037)

     Income Taxes                                       (800)          -
                                                 ------------  ------------
     Net Loss                                    $(1,361,816)  $(1,537,037)
                                                 ============  ============
Basic earnings per share:
-------------------------
  Loss per share                                 $     (0.19)  $     (0.24)
                                                 ============  ============
  Weighted average shares                          7,252,169     6,412,499
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