Form 10QSB
period 2007-03-31
Trycera Financial, Inc.
filed 2007-05-21
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended March 31, 2007

    ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to __________

Commission File Number: 000-30872

Trycera Financial, Inc.
(Exact name of Registrant as specified in charter)

Nevada	33-0910363
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

18023 East Sky Park Circle, Suite G, Irvine, CA	92614
Address of principal executive offices	Zip Code

Issuer’s telephone number, including area code:	(949) 273-4300

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒   No ☐       (2)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At May 14, 2007, there were 7,927,302 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No  ☒

PART I

ITEM 1.  FINANCIAL STATEMENTS

Trycera Financial, Inc.
Consolidated Balance Sheets
	March	December
	31, 2007	31, 2006
	(Unaudited)
Assets

Current Assets
Cash	$406,295	$87,193
Accounts Receivable, net of allowance of $11,457 and $11,457	110,154	86,628
Prepaid Expenses and other current assets	15,552	12,429
Client ACH Reserves	5,000	5,000
Total Current Assets	537,001	191,250

Property & Equipment, net	12,264	18,395

Other Assets
Deposits	12,507	12,507
Definite Life Intangible Assets, net	7,901	38,542
Total Other Assets	20,408	51,049

Total Assets	$569,673	$260,694

Liabilities & Stockholders’ Equity

Current Liabilities
Accounts Payable	$53,363	$71,452
Portfolio reserves	32,699	25,425
Accrued Expenses	159,558	78,542
Line of Credit	27,508	-
Deferred Revenue, net	7,500	-

Total Current Liabilities	280,628	175,419

Commitments	-	-

Stockholders’ Equity
Preferred Stock, 20,000,000 Shares Authorized,
$.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 7,912,302 and 7,582,302 Shares
Issued and Outstanding, Respectively	7,932	7,582
Additional Paid In Capital	4,266,678	3,886,852
Accumulated Deficit	(3,985,564)	(3,809,159)
Total Stockholders’ Equity	289,045	85,275
Total Liabilities & Stockholders’ Equity	$569,673	$260,694

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended
	March	March
	31, 2007	31, 2006
	(Unaudited)	(Unaudited)
Revenues
Stored Value	1,246,643	302,865
	1,246,643	302,865

Cost of Sales	1,104,593	205,468
Gross Profit	142,050	97,397

Expenses
Depreciation and Amortization	3,338	874
Salaries and Wages	109,664	138,933
Stock Based Compensation	19,926	104,750
Professional Fees	75,300	34,201
General & Administrative	89,034	45,474

Total Expenses	297,262	324,232

Loss from Operations	(155,212)	(226,835)

Other Income (Expenses)
Interest, income	150	560
Interest, expense	(534)	-
Total Other Income (Expenses)	(384)	560

Loss from Continuing Operations before taxes	$(155,596)	$(226,275)
Income Taxes	-	-
Loss from Continuing Operations	$(155,596)	$(226,275)

Discontinued Operations
Gain (Loss) on disposal of discontinued Operations, net	(27,852)	-
Gain (Loss) from discontinued Operations, net	7,043	(7,580)
Total Gain (Loss) from discontinued Operations, net	(20,809)	(7,580)

Net Loss	$(176,405)	$(233,855)

Basic and dilutive earnings per share:
Loss per share from Continuing Operations	$(0.02)	$(0.03)
Loss per share from Discontinued Operations	$(0.02)	$(0.03)

Weighted average shares	7,721,303	6,946,524

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March	March
	31, 2007	31, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(176,405)	$(233,855)
Adjustments to Reconcile Net Loss to Net Cash
(Used) by Operations;
Depreciation and amortization	3,338	873
Depreciation and amortization on discontinued Operations	581
Loss on disposal of discontinued operations	27,852	-
Stock issued for services	45,250	-
Stock options and warrants	19,926	104,750
(Increase) decrease in accounts receivable	(23,526)	45,161
(Increase) decrease in prepaid and other current assets	(3,123)	25,251
Increase (decrease) in accounts payable	(18,089)	(34,346)
Increase (decrease) in portfolio reserves	7,274	-
Increase (decrease) in accrued expenses	81,016	(269)
Increase (decrease) in deferred revenue	7,500	9,173
Net Cash (Used) by Operating Activities	(28,406)	(83,262)

Cash Flows from Investing Activities
Acquisition of intangible assets and other	-	(1,196)
Proceeds from disposal of discontinued operations	5,000	-
Net Cash Provided (Used) by Investing Activities	5,000	(1,196)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	315,000	125,000
Proceeds from line of credit	27,508	(2,060)
Net Cash Provided by Financing Activities	342,508	122,940

Net Increase (Decrease) in Cash and Cash Equivalents	319,103	38,482

Cash and Cash Equivalents at Beginning of Period	87,193	211,523

Cash and Cash Equivalents at End of Period	$406,295	$250,005
	-
Cash Paid for:
Interest	$534	$-
Income Taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$45,250	$-

Trycera Financial, Inc.
Notes to the Financial Statements
March 31, 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

	For the three months ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Basic and dilutive Earnings per share:
Income (Loss) (numerator)	$(176,405)	$(233,855)
Shares (denominator)	7,721,303	6,946,524
Per Share Amount	$(0.02)	$(0.03)

Trycera Financial, Inc.
Notes to the Financial Statements
March 31, 2007

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the period ending March 31, 2007:

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,874,750	$.63
Options Granted	150,000	1.01
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at March 31, 2007	3,024,750	$.65
Options Exercisable at March 31, 2007	2,715,683	$.60

    Options granted under the plan vest according to terms imposed by the Plan Administrator.  The following schedule summarizes the activity during the period ending March 31, 2006:

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,070,250	$.62
Options Granted	-	$-
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at March 31, 2006	3,070,250	$.62
Options Exercisable at March 31, 2006	1,912,500	$.45

    The Company, in accordance with Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” recognized $19,926 and $104,750, respectively for the three ended March 31, 2007 and 2006, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

March 31, 2007
Dividend Yield	4.56%
Volatility	0%
Average Expected Term (Years to Exercise)	62%
5

    Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

    Employee stock options outstanding and exercisable under this plan as of March 31, 2007 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001 - $.99	2,431,250	$.55	3.0	2,485,517	$.55
$1.00 - $2.00	592,500	$1.04	4.5	230,166	$1.05

    Employee stock options outstanding and exercisable under this plan as of December 31, 2006 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001 - $.99	2,431,250	$.55	3.5	2,478,642	$.55
$1.00 - $2.00	443,500	$1.00	4.5	177,333	$1.03

Trycera Financial, Inc.
Notes to the Financial Statements
March 31, 2007

NOTE 3 – DISCONTINUED OPERATIONS

    In March, 2007, the Company completed the sale of its IsleCore subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the Company’s IsleCore operations are reported as discontinued operations for all periods presented.

    The financial results included in discontinued operations are:

	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Gain (Loss) on disposal of discontinued Operations, net	$(27,582)	$-
Gain (Loss) from discontinued Operations, net	$7,043	$(7,580)

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

    We have reclassified our Statement of Operations for the three months ended March 31, 2006, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Recent Developments

    During the quarter ended March 31, 2007, we continued to foster momentum with our semi-custom OEM program offering.  We worked closely with a key business partner, Integrity Marketing Group (IMG), to develop market and grow distribution of their four semi-custom card solutions, the Plan First Prepaid MasterCard® card, the Integrity Trust Prepaid MasterCard® card, the InControl Prepaid MasterCard® card and the Valor Prepaid MasterCard® card.  The collective programs under the IMG umbrella represent a focus on the debt management space and all card offerings are related to actively helping individuals manage personal debt and create a financial tool that allows the prepaid card to streamline bill payments and managed debt solutions.  The development of the IMG programs has allowed us to introduce a multi-purse card where there is a general purpose spending purse, a debt management purse and a savings purse.  The multi-purse aspect of the card allows program card marketers the opportunity to create offerings that can segregate funds loaded onto prepaid cards and further enhance program specific functions to facilitate spending and savings on one card.

    During the quarter, we also continued to introduce new program opportunities to our recently new bank partner, New Millennium Bank.  By working with New Millennium Bank, we are able to offer a simple per card pricing solution that provides our program partners the flexibility of working with a progressive state bank.

    In the first quarter we also continued to focus on the sale of our semi-customized OEM platform offering.  Developed initially in the middle of 2006, this turnkey stored value solution continues to evolve and showcase our ability to deliver a feature-rich turnkey prepaid card program in a timeframe (90 days or less) that creates a competitive advantage for us.  This card platform provides card marketers and our customers with the ability to rapidly create, launch, and manage semi-customized stored value programs while not bearing long term costs and related resource requirements associated with direct processor, issuer, and association relationships.  Current programs are running under this platform and have been developed to support various target markets and channels across the United States.  Similar to our branded in-house products (Trycera, Mi Dinero and Finium), the OEM platform offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support, and web-based card management tools.  With continued development and programming, management believes the OEM platform will evolve as a hybrid model and serve as the basis for our cost effective stored value and prepaid card solutions.  Currently there are six sales opportunities focused on the OEM platform.  Each of these programs represents a different target market and business channel.

    During the first quarter we also finalized the re-development of our alternative credit reporting product and service branded under the name My Full Credit.  This complementary service program will allow participants to report non-traditional payments to over 200 national credit reporting agencies.  A majority of the payments and transactions provided to the national credit reporting agencies under this program would include rent, gas and electric, cable TV, phone/wireless and utilities (water, sewer and trash).  By providing such non-traditional payment information, My Full Credit will allow credit reporting agencies may better understand an individual’s consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.  In the first quarter the My Full Credit development incurred expenses in excess of $25,000, much of which is planned to be recouped when initial revenue streams are realized in the second quarter of 2007.

    In the first quarter of 2007 we also made changes to our non-core businesses.  From November 2004 until February 2007, we owned, distributed, and serviced a catalog shopping card portfolio under the brand name Tru Platinum®.  Due to the focus of growing the core stored value card business, management elected to eliminate the offering in its entirety.

    In addition to our core operations, we continue to expand our search for small card marketers and card portfolio companies and financial services-related companies for acquisition. In 2006 we evaluated two separate opportunities but did not pursue either opportunity beyond the initial due diligence stage.

    Separately, at the end of the first quarter, our wholly owned subsidiary, isleCORE Systems, located in Honolulu, Hawaii, was disposed.  The sale was completed in March 2007 and effective immediately at the close of the first quarter.  In conjunction with the sale we terminated the lease with our landlord, Corporate Office Centers.  There were no required termination expenses associated with the lease and based on our interpretation the collective transaction was not material.  IsleCORE has been treated as a discontinued operation for the purposes of this discussion and the Consolidated Statements of Operations reflect such treatment.

Employees

    At April 1, 2007, we had four full-time employees, namely our CEO and President, Matt Kerper, our CFO, Bryan Kenyon, and two other team members whose roles include:  Director of Product Development and Director of Operations.  Individual headcount for full time roles remained consistent once we factored in the disposal of isleCORE and the corresponding reduction in headcount.  While we continue to develop our products and services, our headcount will be aligned to focus on operational contributions and account/customer support.  It is anticipated that in the coming months we will add two additional employees, both in the core financial services business.

Key Accounting Policies

    Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2007.

Results of Operations

    In the first quarter of 2007 we grew revenue 100% over the prior first quarter 2006 comparable period.  The growth of revenue was attributed to continuing core stored value growth and by continuing to develop, deploy and market semi-custom and customized branded prepaid and stored value card solutions.  In efforts to boost per card revenues and further add new revenue sources to offset costs, which were flat on a comparable basis from 2005 to 2006, we deployed resources throughout the first quarter in 2007 to identify, promote and deliver complementary financial products and service offerings, notably an alternative credit reporting platform and an identification verification solution.

Revenue

    Revenue from continuing operations was $1,246,643 and $302,865 for the quarters ended March 31, 2007 and 2006, respectively, representing an increase of $943,778 or 312%. Our 2007 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers for our customized and semi-customized program solutions and increased sales of our branded card products and services.  Included in the sales numbers is the resale of bill payment management services of $962, 982 which commenced in January, 2007. We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

Cost of Sales and Gross Profit

    Cost of sales was $1,104,593 and $205,468 for the quarters ended March 31, 2007 and 2006, respectively, representing an increase of $899,125 or 437%.  The increase was attributed to the growth of the card production, distribution costs, bill payment management and transaction processing costs.

    The resulting gross profit was $42,050 and $97,397 for the quarters ended March 31, 2007 and 2006, respectively.  Management expects gross profit margin to improve as it achieves economies of scale in the cost of processing accompanied by the increased margin in the customized and semi-customized program solutions and increased sales of our branded card products and services.

Operating expenses

    Operating expenses were $297,262 and $324,232 for the quarters ended March 31, 2007 and 2006, respectively, representing a decrease of $26,970 or 8%.  The major components of our first quarter 2007 operating expense are salaries and wages (37%), general and administrative (30%), professional fees (25%), and stock based compensation (7%).

    Salaries and wages expense were $109,664 and $138,933 for the quarters ended March 31, 2007 and 2006, respectively, representing a decrease of $29,269 or 21%.  The decrease resulted from the departure of the inhouse financial controller during 2006, whereas these services are now being outsourced at a more favorable cost.

    General and administrative expenses were $89,034 and $45,474 for the quarters ended March 31, 2007 and 2006, respectively, representing an increase of $43,560 or 96%.  The increase resulted from increased customer service costs (paid to independent contractors) coupled with the issue of approximately $22,000 in stock grants to retain key personnel.

    Professional fees and expenses were $75,300 and $34,201 for the quarters ended March 31, 2006 and 2005, respectively, representing an increase of $41,099 or 120%.  The increase results from the inclusion of accounting resources associated with a third party service provider in addition to the retention of a sales and marketing specialist.

    Stock based compensation was $19,926 and $109,664 for the quarters ended March 31, 2007 and 2006, respectively, representing a decrease of $84,824 or 81%.  The net decrease is a result of a fewer options vesting in 2007 as compared to 2006.

Discontinued Operations

Loss on sale of IsleCORE subsidiary; Discontinued Operations

    As previously stated, and more fully described above, we disposed of out IsleCORE subsidiary. Proceeds from the sale were $5,000 in cash, plus the net amount realized from the settlement of the accounts receivable and prepaids, less the accounts payable and accrued expenses   On this basis we have realized a loss of $27,852 on the transaction.  We have the ability to recoup $18,000 of this loss dependent on the results of the purchaser, but management considers the likelihood of this occurrence to be less likely and has not accrued the contingent revenue.

Results of discontinued operations

    The results of the IsleCORE subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $7,043 for the three months ended March 31, 2007, compared to a loss of $7,580 for the comparative period.  The reason for the net income this period was that we had cut most funding and IsleCORE was operating with the least resources possible.

Net loss from Continuing Operations

We incurred net losses of $155,596 and $226,275 for the quarters ended March 31, 2007 and 2006, respectively, representing a decrease in net loss of $70,679 or 31%.  Through the addition of new custom programs and the increasing sales of our branded products and services, we expect to increase gross profit margins and to reduce net losses in 2007 as compared to 2006.

Liquidity and Capital Resources

    A primary source of operating capital for the three months ended March 31, 2007, was $315,000 from the sale of stock.  The sale of stock was related to the offering opened on December 11, 2006, which closed on March 12, 2007.  In the offering we offered up to 500,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $500,000 on the common stock and up to a maximum gross proceeds of $250,000 related to exercised warrants.  We raised a total of $340,000 from the offering, of which $25,000 was received in fourth quarter 2006 and $315,000 was received in first quarter 2007.  We issued a total of 340,000 common shares and 170,000 warrants in the offering.

    As of March 31, 2007, cash totaled $406,295 as compared with $87,193 of cash at December 31, 2006, resulting in an increase of $319,103 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with cash proceeds of the private common stock offering.  In the three months ended March 31, 2007 we used $28,406 of cash in operations.  For the comparable period in the prior year we used $83,262 of cash in operations.

    Working capital was $256,373 at March 31, 2007, as compared with working capital of $15,831 at December 31, 2006.  This increase in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase. Moreover, as new developments continue with a key customer, IMG, our working capital can be expected to be adversely impacted if IMG is unable to make payments on their outstanding accounts receivable balances.

    Proceeds from the private stock offerings have continued to fund operations through the first quarter of 2007 to support the growth of the business.  Management believes that with funds accumulated from the December 11, 2006 offering, together with revenues generated from operations and cash collected from outstanding receivables, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through the second quarter of 2007.  Our monthly cash requirements are currently approximately $30,000 - $60,000 (depending on the timing of payments from our marketing partners) as we continue to expand headcount and operations.  Management estimates that future monthly cash requirements will rise with headcount and expanded cost of goods associated with new program implementations to approximately $80,500.  Any additional funds from operations and new private placement offerings would likely extend this estimated period.  With the closing of the December 11, 2006 private placement offering, and in conjunction with key card program rollouts in the late second quarter we may now need additional funding from new investors.  Program delays and a key program suspension in the second quarter may require us to seek additional funding from investors and delay expected cash flow neutrality into late this year or early next year.

    Concurrently, and while the timing is unknown to management, our key banking partners may in the future require security deposits for all cardholder funds or a portion thereof.  While the cardholder funds are not our property, revised bank policies may necessitate such a collateralization.  Should a bank or banks require such a security deposit, we may be forced to raise further capital or reduce available cash on hand, which would have a material impact on our immediate and short-term capital resources.  We have engaged the banks on this specific collateral requirement and at this time, we have determined that until a program is launched with our new bank partner, New Millennium Bank, we will not require more than $15,000 in aggregate deposit amounts.

    Furthermore, our key processing partner, Galileo Processing, continues to impact our primary prepaid card business model.  Program delays coupled with integration timing and scalability constraints have contributed to a key program suspension and continue to affect program launches and project lead times.  While we work closely with our processing partner, we may be forced to raise further capital to build middle ware that enables a more turnkey solution and allows the company flexibility to rely on less processing resources.

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

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2007, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

    In March 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment.  This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award.  Currently, the Company uses the revised fair value method of SFAS No. 123R to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation including options, using the fair value based method.

Subsequent Events

    The following material events occurred subsequent to the quarter ended March 31, 2007:

    On May 3, 2007 we responded to two letters received from a law firm representing Meridian Enterprises Corporation (“Meridian”), the owner of U.S. Patent No. 5,025,372 (the “372” Patent”).  The letter claims that we may be infringing on the 372 Patent which applies to card-based incentive programs.  The letter also demands that we cease and desist from infringement of the 372 Patent and account for past damages to Meridian.  Management has not reached a conclusion of the merits of this claim and continues to evaluate the applicability of the claim to our business.

    On April 30, 2007, we sent Integrity Marketing Group (IMG) a letter that outlined a Notice of Breach of Agreement and Intent to Terminate; Demand for Payment; Offset; and a Suspension of Services due to an inability to settle large amounts of accounts receivable.  It is unknown whether an accord can be reached with IMG, but this is developing into a material adverse change to the underlying revenues and nonpayment will result in an unfavorable affect to the current working capital and capital resources as well as significantly reducing revenue over prior levels.

Forward-Looking Statements

    This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements.  These statements reflect management’s current view of the company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following:  changes in federal, state or municipal laws governing the distribution and performance of financial services; a general economic downturn; our startup phase of operations; reliance on third party processors and product suppliers; the inability to locate suitable acquisition targets; and other risks and uncertainties.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

Changes in internal controls

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

    Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) , as provided in Rule 308T of Regulation S-B, will be effective for the Company’s year ending March 31, 2007.  In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of these activities, the Company may identify certain internal control matters that management believes should be improved.  These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls.  Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PART II

ITEM 1.  LEGAL PROCEDINGS

    In our annual report on Form 10-KSB for the year ended December 31, 2006, we disclosed the receipt of a letter from a law firm representing Meridian Enterprises Corporation (“Meridian”), the owner of U.S. Patent No. 5,025,372 (the “372” Patent”).  The letter claimed that we may be infringing on the 372 Patent which applies to card-based incentive programs.  The letter also demanded that we cease and desist from infringement of the 372 Patent and account for past damages to Meridian.  On *, 2007, we received a second demand letter and on May 3, 2007 we responded to both letters.  Management has not reached a conclusion of the merits of this claim and continues to evaluate the applicability of the claim to our business.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report:

31.1	Rule 13a-14 (a) Certification by Principal Executive Officer

31.2	Rule 13a-14 (a) Certification by Chief Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: May 14, 2007	Date: May 14, 2007

/s/ Matthew S. Kerper	/s/ Bryan Kenyon
Matthew S. Kerper	Bryan Kenyon
President, (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)