Form 10QSB
period 2007-06-30
Trycera Financial, Inc.
filed 2007-08-14
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes [X]   No [    ]       (2)  Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [    ]   No  [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At August 6, 2007, there were 8,143,302 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [ X ]

The accompanying notes are an integral part of these financial statements

PART I

ITEM 1.  FINANCIAL STATEMENTS

Trycera Financial, Inc.
Consolidated Balance Sheets
	June	December
	30, 2007	31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$64,015	$87,193
Accounts Receivable, net	88,357	86,628
Prepaid Expenses and other current assets	12,109	12,429
Deferred Compensation	101,000	-
Client ACH Reserves	5,000	5,000
Total Current Assets	270,481	191,250

Property & Equipment, net	10,612	18,395

Other Assets
Deposits	8,308	12,507
Definite Life Intangible Assets, net	6,215	38,542

Total Other Assets	14,523	51,049

Total Assets	$295,616	$260,694

Liabilities & Stockholders’ Equity
Current Liabilities
Accounts Payable	$101,691	$71,452
Portfolio reserves	34,174	25,425
Accrued Expenses	38,058	78,542
Line of Credit	20,000	-

Total Current Liabilities	193,923	175,419

Total Liabilities	193,923	175,419

Commitments	-	-

Stockholders’ Equity

Preferred Stock, 20,000,000 Shares Authorized, $.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at $.001 Par Value; 8,068,302 and 7,582,302 Shares Issued and Outstanding, Respectively	8,068	7,582
Additional Paid In Capital	4,424,417	3,886,852
Accumulated Deficit	(4,330,792)	(3,809,159)
Total Stockholders’ Equity	101,693	85,275
Total Liabilities & Stockholders’ Equity	$295,616	$260,694

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2007	30, 2006	30, 2007	30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored Value	710,809	80,767	1,957,452	383,632
	710,809	80,767	1,957,452	383,632

Cost of Sales	541,620	285,908	1,646,213	491,376
Gross Profit	169,189	(205,141)	311,239	(107,744)

Expenses
Depreciation and Amortization	3,339	9,609	6,677	9,609
Salaries and Wages	104,216	97,828	213,880	236,761
Stock Based Compensation	25,555	3,423	45,481	108,173
Professional Fees	154,798	90,125	230,098	124,326
Bad debt expense	209,160	-	209,160	-
General & Administrative	17,195	53,310	106,229	99,658

Total Expenses	514,263	254,295	811,525	578,527

Loss from Operations	(345,074)	(459,436)	(500,286)	(686,271)

Other Income (Expenses)
Interest, income	150	-	300	329
Interest, expense	(304)	(231)	(838)	-
Total other Income (expense)	(154)	(231)	(538)	329

Loss from Continuing Operations before tax	(345,228)	(459,667)	(500,824)	(685,942)
Income tax	-	-	-	-
Loss from Continuing Operations	(345,228)	(459,667)	(500,824)	(685,942)

Discontinued Operations
Loss on disposal of Discontinued Operations	-	-	(27,852)	-
Gain (Loss) from Discontinued Operations	-	56	7,043	(7,524)
Total gain (loss) from Discountinued Operations	-	56	(20,809)	(7,524)

Net Loss	$(345,228)	$(459,611)	$(521,633)	$(693,466)

Basic earnings per share:

Loss per share Continuing operations	(0)	(0)	(0)	(0)
Loss per share Discontinued operations	$(0.04)	$(0.06)	$(0.07)	$(0.10)

Weighted average shares	7,970,124	7,289,501	7,846,322	7,144,471

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June	June
	30, 2007	30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(521,633)	$(693,466)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations;
Depreciation and amortization	6,676	11,357
Depreciation and amortization on discontinued operation	581	-
Loss on sale of assets	27,852	-
Stock issued for services	76,570	35,000
Stock options and warrants	45,481	108,173
(Increase) decrease in accounts receivable	(1,729)	46,223
(Increase) decrease in prepaid and other current assets	320	32,052
(Increase) decrease in deposits	4,199	-
Increase (decrease) in accounts payable	30,240	1,743
Increase (decrease) in portfolio reserves	8,749	85,291
Increase (decrease) in accrued expenses	(40,484)	(1,523)
Increase (decrease) in unearned revenue	-	72,809
Net Cash Used by Operating Activities	(363,178)	(302,341)

Cash Flows from Investing Activities
Acquisition of intangible assets and other	-	(1,197)
Proceeds from disposal of discontinued operations	5,000	-
Net Cash Provided (Used) by Investing Activities	5,000	(1,197)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	315,000	457,068
Proceeds from line of credit	20,000	(5,390)
Net Cash Provided by Financing Activities	335,000	451,678

Net Increase (Decrease) in Cash and Cash Equivalents	(23,178)	148,140

Cash and Cash Equivalents at Beginning of Period	87,193	211,523

Cash and Cash Equivalents at End of Period	$64,015	$359,663

Cash Paid for:
Interest	$534	$992
Income Taxes	$-	$-
Non-cash financing activities:
Common stock issued for services	$76,570	$35,000

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Notes to the Financial Statements
June 30, 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

	For the three months ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Basic and dilutive Earnings per share:
Income (Loss) (numerator)	$(345,228)	$(459,611)
Shares (denominator)	7,970,124	7,289,501
Per Share Amount	$(.04)	$(.06)

	For the six months ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Basic and dilutive Earnings per share:
Income (Loss) (numerator)	$(521,633)	$(693,466)
Shares (denominator)	7,846,322	7,144,471
Per Share Amount	$(.07)	$(.10)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the period ending June 30, 2007:

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,874,750	$.63
Options Granted	470,000	$1.01
Options Exercised	-	-
Options Canceled	23,50023,500	1.00
Options Outstanding at June 30, 2007	3,321,250	$.68
Options Exercisable at June 30, 2007	2,661,873	$.60

Options granted under the plan vest according to terms imposed by the Plan Administrator.  The following schedule summarizes the activity during the period ending June 30, 2006:

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,070,250	$.62
Options Granted	120,000	$.36
Options Exercised	-	-
Options Canceled	(252,750)	.59
Options Outstanding at June 30, 2006	2,836,250	.61
Options Exercisable at June 30, 2006	2,076,667	$.56

The Company, in accordance with Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” recognized $25,555 and $3,423, for the three months ended June 30, 2007 and 2006, respectively. The Company recognized $45,481 and $108,173, respectively for the six months ended June 30, 2007 and 2006, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

June 30, 2007
Five Year Risk Free Interest Rate	5.10%
Dividend Yield	0%
Volatility	230%
Average Expected Term (Years to Exercise)	5

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Employee stock options outstanding and exercisable under this plan as of June 30, 2007 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001- $.99	2,431,250	$.55	2.75	2,485,517	$.55
$1.00- $2.00	593,500	$1.04	4.25	230,166	$1.05

Employee stock options outstanding and exercisable under this plan as of December 31, 2006 are:

Range of Exercise Price	Number of OptionsGranted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years	Weighted Number of Options of Options	Average Exercise Price
$.001- $.99	2,431,250	$.55	3.5	2,478,642	$.55
$1.00- $2.00	443,500	$1.00	4.5	177,333	$1.03

NOTE 3 – DISCONTINUED OPERATIONS

In March, 2007, the Company completed the sale of its IsleCore subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the Company’s IsleCore operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations are:

For three three months ended	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Gain from discontinued Operations, net	$-	$56

The financial results included in discontinued operations are:

For the six months ended	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Loss on disposal of discontinued Operations, net	$(27,582)	$-
Gain (Loss) from discontinued Operations, net	$7,043	$(7,524)

 NOTE 4 – RESTATEMENT AND RECLASSIFICATION

We have reclassified our Statement of Operations for the three months ended June 30, 2006, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

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

Recent Developments

On June 11, 2007, Matthew S. Kerper tendered his resignation as the President and Chief Executive Officer of Trycera Financial. The resignation was effective June 30, 2007. Mr. Kerper had served as President and Chief Executive Officer since May 10, 2004. Mr. Kerper also voluntarily cancelled his employment agreement with Trycera Financial effective June 30, 2007. Mr. Kerper still maintains his board position with Trycera. Effective June 30, 2007, Bryan Kenyon, in his capacity as Chief Operating Officer of the company, will serve as the company's principal executive officer. The company issued a press release dated June 14, 2007, in connection with Mr. Kerper's resignation.

During the quarter ended June 30, 2007, we continued to focus on card and portfolio aggregation while managing through a key program suspension.  While working closely with a key program card marketer, IMG, we lost our first quarter revenue growth momentum by having to suspend services for the flagship IMG program, the Plan First Financial Solutions (PFFS) product.  IMG markets four cards under their card marketer stewardship and the PFFS product is the largest.  The collective programs under the IMG umbrella represent a focus on the debt management space and their card offerings are related to actively helping individuals manage personal debt and create a financial tool that allows the prepaid card to streamline bill payments and proactively manage alternative financial solutions.  While the development of the IMG programs has allowed us to introduce a multi-purse card where there is a general purpose spending purse, a debt management purse and a savings purse, the non-payment for services as adversely impacted the operations of the company.  A significant resource allocation was committed in the second quarter to resolve the ongoing issue of non-payment with IMG and we continue to pursue actions to recover the outstanding receivables due.  At the end of the second quarter there was limited progress on arriving at a solution and further legal actions may be required.

As a collateral benefit of working with IMG, the company has developed and deployed a multi-purse card that will allow future program card marketers the opportunity to create offerings that can segregate funds loaded onto prepaid cards and further enhance program specific functions to facilitate spending and savings on one card.

During the second quarter, we continued to develop programs with our most recent bank partner, New Millennium Bank.  There are two programs in development that will be issued through Mew Millennium Bank, a money share program and a payroll program.  Unlike traditional transaction models, by working closely with New Millennium Bank, we are able to offer a simple fixed cost pricing solution that provides our program partners the flexibility of working with wide reaching prepaid programs and align cardholders with a progressive state bank.

In the second quarter we also continued to focus on the sale of our semi-customized OEM platform offering.  In order to recover expanding program implementation costs, we increased the base pricing of the OEM program to $50,000 minimum, up from the previous $30,000 floor. Developed in the middle of 2006, this turnkey stored value solution continues to evolve and showcase our ability to deliver a feature-rich turnkey prepaid card program in a timeframe (90 days or less) that creates a competitive advantage for us.  This card platform provides card marketers and our customers with the ability to rapidly create, launch, and manage semi-customized stored value programs while not bearing long term costs and related resource requirements associated with direct processor, issuer, and association relationships.  Current programs are running under this platform and have been developed to support various target markets and channels across the United States.  Similar to our branded in-house products (Trycera, Mi Dinero and Finium), the OEM platform offers a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support, and web-based card management tools.  With continued development and programming, management believes the OEM platform will evolve as a hybrid model and serve as the basis for our cost effective stored value and prepaid card solutions.  As of the close of the second quarter there are two new sales opportunities focused on the OEM platform.  Each of these programs represents a unique target market and business channel.

During the second quarter we also began selling our alternative credit reporting product and service branded under the name My Full Credit.  The product and service is sold primarily as a bundled offer, where a company prepaid card is provided to support the payments that are reported by the My Full Credit alternative credit reporting product.  This complementary product and service program allows participants to report non-traditional payments to over 140 national credit reporting agencies.  A majority of the payments and transactions provided to the national credit reporting agencies under this program would include rent, gas and electric, cable TV, phone/wireless and utilities (water, sewer and trash).  By providing such non-traditional payment information, My Full Credit allows credit reporting agencies to potentially better understand and evaluate an individual’s consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.  In the second quarter the My Full Credit development incurred expenses in excess of $15,000, much of which is planned to be recouped when initial revenue streams are realized in the third quarter of 2007.

In the second quarter of 2007 we also realized impacts to our non-core businesses.  From November 2004 until February 2007, we owned, distributed, and serviced a catalog shopping card portfolio under the brand name Tru Platinum®.  Due to the focus of growing the core stored value card business, management elected to eliminate the offering in its entirety which resulted in a non material write down of outstanding receivables and no additional income in the second quarter.

In addition to our core operations, we continue to expand our search for small card marketers, card portfolio companies and complementary and financial services-related companies for acquisition. Through the second quarter of 2007 we evaluated two separate opportunities and we continue to pursue each opportunity through a secondary due diligence phase that is currently underway with each targeted opportunity.

Separately, our wholly owned subsidiary, isleCORE Systems, located in Honolulu, Hawaii, was disposed and thus provided no new incremental revenues in the second quarter.  The sale was completed in March 2007 but we did continue to collect accounts receivable throughout the second quarter.  We are carrying accounts receivable into the third quarter and expect the payments to be resolved or written off at the end of the third quarter.  IsleCORE has been treated as a discontinued operation and the Consolidated Statements of Operations reflect such treatment.

As we approached the end of the second quarter, we entered into a renewable six month agreement with an investor relations and public relations group named TMS Capital, LLC.  Based in New York, TMS Capital has been hired to help the company distribute relevant news and information about the company’s performance, customer wins and losses and other information that may be useful for shareholders and prospective investors to understand.

Employees

At August 3, 2007, we had three full-time equivalents, namely our principal executive officer, COO and CFO, Bryan Kenyon, and two other team members whose roles include:  Director of Product Development and a key IT resource.  While we continue to develop our products and services, our headcount will be aligned to focus on operational contributions and account/customer support.  It is anticipated that in the coming months we will add two additional employees, both in the core financial services business.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2007.

Results of Operations

For the three months ended June 30, 2007

Revenue

Revenue from continuing operations was $710,809 and $80,767 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $630,042 or 780%. Our 2007 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers for our customized and semi-customized program solutions and increased sales of our branded card products and services. Revenue was unfavorably offset by the cessation of reselling bill payment management services as a result of the ongoing payment dispute with our customer IMG. Of the increase in revenue for the three months ended June 30, 2007, approximately $381,465 resulted from the sale of bill payment management services.  We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

In efforts to boost per card revenues and further add new revenue sources to offset costs, we deployed resources throughout the second quarter in 2007 to identify, promote and deliver complementary financial products and service offerings, notably an alternative credit reporting platform and an identification verification solution.

Cost of Sales and Gross Profit

Cost of sales was $541,620 and $285,908 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $255,712 or 89%.  The increase was attributed to the growth of the card production, distribution costs, bill payment management and transaction processing costs.

The resulting gross profit was $169,189 and gross operating loss was $205,141 for the three months ended June 30, 2007 and 2006, respectively. The comparative three month period was unfavorably impacted by a change in bank policy resulting in the immediate write-off of negative card balances in the amount of $329,586. Management expects gross profit margin to improve as it achieves economies of scale in the cost of processing accompanied by the increased margin in the customized and semi-customized program solutions and increased sales of our branded card products and services.

Operating expenses

Operating expenses were $514,263 and $254,295 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $259,968 or 102%.  The major components of our operating expense for the three months ended June 30, 2007 are bad debt expense (41%), salaries and wages (20%) and professional fees (30%).

Bad debt expense was $209,160 and $0 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $209,160.  The increase resulted largely from our ongoing payment dispute with our customer IMG.

Salaries and wages expenses were $104,216 and $97,828 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $6,388 or 7%.  The increase resulted largely from increased compensation to the same employees. Initially, Trycera will save approximately $10,000 per month, commencing July 1, 2007, due to the departure of Mr. Kerper, the former President and CEO, as it evaluates the options with regard to its ongoing staffing requirements.

Professional fees and expenses were $154,798 and $90,125 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $64,673 or 72%. The increase results from the non cash expense of a higher number of shares paid in respect of accounting resources associated with a third party service provider in addition to increased legal fees related to a shareholder meeting, and increased contract activity related to new customers and the current payment disputes.

Discontinued Operations

Results of discontinued operations

Having disposed of the IsleCORE in the first quarter, the results of the subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $0 for the three months ended June 30, 2007, compared to income of $56 for the comparative period.

Net loss from Continuing Operations

We incurred net losses of $345,228 and $459,667 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease in net loss of $114,383 or 25%.  Through the addition of new custom programs and the increasing sales of our branded products and services, we expect to increase gross profit margins and to reduce net losses in 2007 as compared to 2006.

For the six months ended June 30, 2007

Revenue

Revenue from continuing operations was $1,957,452 and $383,632 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $1,573,820 or 410%. Our 2007 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers for our customized and semi-customized program solutions and increased sales of our branded card products and services. Revenue was unfavorably offset by the cessation of reselling bill payment management services as a result of the ongoing payment dispute with our customer IMG. Of the increase in revenue for the six months ended June 30, 2007, approximately $1,344,447 resulted from the sale of bill payment management services.  We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

Cost of Sales and Gross Profit

Cost of sales was $1,646,213 and $491,376 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $1,154,837 or 235%.  The increase was attributed to the growth of the card production, distribution costs, bill payment management and transaction processing costs.

The resulting gross profit was $311,239 and gross operating loss was $107,744 for the six months ended June 30, 2007 and 2006, respectively. The comparative six month period was unfavorably impacted by a change in bank policy resulting in the immediate write-off of negative card balances in the amount of $329,586. Management expects gross profit margin to improve as it achieves economies of scale in the cost of processing accompanied by the increased margin in the customized and semi-customized program solutions and increased sales of our branded card products and services.

Operating expenses

Operating expenses were $811,525 and $578,527 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $232,998 or 40%.  The major components of our operating expense for the six months ended June 30, 2007 are bad debt expense (26%), salaries and wages (26%) and professional fees (28%).

Bed debt expense was $209,160 and $0 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $209,160.  The increase resulted largely from our ongoing payment dispute with our customer IMG.

Salaries and wages expenses were $213,880 and $236,761 for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of $22,881 or 10%.  The decrease resulted from the departure of the inhouse financial controller during 2006, whereas these services are now being outsourced. Initially, Trycera will save approximately $10,000 per month, commencing July 1, 2007, due to the departure of Mr. Kerper, the former President and CEO, as it evaluates the options with regard to its ongoing staffing requirements.

Professional fees and expenses were $230,098 and $124,326 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $105,772 or 85%. The increase results from the non cash expense of higher shares paid in respect of accounting resources associated with a third party service provider, (this work was handled inhouse during the first three months of 2006), in addition to increased legal fees related to a shareholder meeting and increased contract activity related to new customers and the current payment disputes.

Discontinued Operations

Loss on sale of IsleCORE subsidiary; Discontinued Operations

As previously stated, and more fully described above, we disposed of out IsleCORE subsidiary. The sale was completed in the first quarter. Proceeds from the sale were $5,000 in cash, plus the net amount realized from the settlement of the accounts receivable and prepaids, less the accounts payable and accrued expenses   On this basis we have realized a loss of $27,852 on the transaction.  We have the ability to recoup $18,000 of this loss dependent on the results of the purchaser, but management considers the likelihood of this occurrence to be less likely and has not accrued the contingent revenue.

Results of discontinued operations

    The results of the IsleCORE subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $7,043 for the six months ended June 30, 2007, compared to a loss of $7,524 for the comparative period.  The reason for the net income this period was that we had cut most funding and IsleCORE was operating with the least resources possible.

Net loss from Continuing Operations

We incurred net losses from Continuing Operations of $500,824 and $685,942 for the six months ended June 30, 2007 and 2006, respectively, representing a decrease in net loss of $185,118 or 27%.  Through the addition of new custom programs and the increasing sales of our branded products and services, we expect to increase gross profit margins and to reduce net losses in 2007 as compared to 2006.

Liquidity and Capital Resources

A primary source of operating capital for the six months ended June 30, 2007, was $315,000 from the sale of stock.  The sale of stock was related to the offering opened on December 11, 2006, which closed on March 12, 2007.  In the offering we offered up to 500,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $500,000 on the common stock and up to a maximum gross proceeds of $250,000 related to exercised warrants.  We raised a total of $340,000 from the offering, of which $25,000 was received in fourth quarter 2006 and $315,000 was received in first quarter 2007.  We issued a total of 340,000 common shares and 170,000 warrants in the offering.

As of June 30, 2007, cash totaled $64,015 as compared with $87,193 of cash at December 31, 2006, resulting in a decrease of $23,177 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with cash proceeds of the private common stock offering.  In the six months ended June 30, 2007 we used $363,178 of cash in operations.  For the comparable period in the prior year we used $302,341 of cash in operations.

Working capital was $76,558 at June 30, 2007, as compared with working capital of $15,831 at December 31, 2006.  This increase in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase. Moreover, as new developments continue with a key customer, IMG, our working capital can be expected to be adversely impacted if IMG is unable to make payments on their outstanding accounts receivable balances.

Proceeds from the private stock offerings have continued to fund operations through the second quarter of 2007 to support the growth of the business.  Management believes that with funds accumulated from a new June 15, 2007 offering, together with revenues generated from operations and cash collected from outstanding receivables, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during and through the end of the year in 2007.  We are dependent on additional funding to satisfy our existing operating cash needs and working capital requirements.  Our monthly cash requirements are currently approximately $40,000 - $80,000 (depending on the timing of payments from our marketing partners) as we continue to evaluate the business and expand headcount and operations.  Management estimates that future monthly cash requirements will stabilize as headcount and cost of goods grow, with approximate monthly cash requirements nearing $80,000 per month.  Any additional funds from operations and new private placement offerings would likely extend this estimated period.  With the issuance of the June 15, 2007 private placement offering, and in conjunction with key card program delays from the late second quarter we need additional funding from new investors.  Program delays and the key program suspension in the second quarter require us to seek additional funding from investors and delay expected cash flow neutrality into late this year or early next year.

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

As reported in the first quarter, our key processing partner, Galileo Processing, continues to adversely impact our primary prepaid card business model.  Program launches are behind schedule as a direct function of delivery delays related to processing platform features and functionalities, including dual card functionality and overdraft protection.  Integration timing and scalability constraints have also contributed in part to a key program suspension and continue to affect program launches and projected implementation lead times.  While we work closely with our processing partner, we may be forced to raise further capital to build an infrastructure and middle ware that enables more control for the company and provides a more turnkey solution that will allow the company flexibility to rely on less processing resources.

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2007, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2007:

On July 20, 2007, we signed a letter of intent (LOI) with Ecount, a wholly owned subsidiary of Citibank N.A. to acquire a small general purpose reloadable card portfolio.  The LOI is expected to lead to a definitive agreement within 3 weeks of the execution of the LOI.

On July 18, 2007, we sent Integrity Marketing Group (IMG) a letter that outlined a cancellation of their Plan First Financial Solutions (PFFS) program.  The cancellation stems from non-payment for services related to the PFFS program and subsequent card issuance.  As a direct result of the PFFS cancellation, all card stock, card collateral materials and marketing materials are scheduled to be destroyed.  This cancellation does not affect existing cardholders as they will continue to be serviced as valued cardholders.  It remains unknown whether an accord can be reached with IMG, but this has developed into a material adverse change to the underlying revenues and the resulting nonpayment has had an unfavorable impact to the second quarter and future quarters of working capital and capital resources as well as significantly reducing revenue over prior levels.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

With the participation of management, Bryan W. Kenyon, our principal executive officer and principal financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation he has concluded that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) , as provided in Rule 308T of Regulation S-B, will be effective for the Company’s year ending December 31, 2007.  In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of these activities, the Company may identify certain internal control matters that management believes should be improved.  These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls.  Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PART II

ITEM 1.  LEGAL PROCEEDINGS

In our annual report on Form 10-KSB for the year ended December 31, 2006, we disclosed the receipt of a letter from a law firm representing Meridian Enterprises Corporation (“Meridian”), the owner of U.S. Patent No. 5,025,372 (the “372” Patent”).  The letter claimed that we may be infringing on the 372 Patent which applies to card-based incentive programs.  The letter also demanded that we cease and desist from infringement of the 372 Patent and account for past damages to Meridian.  On June 13, 2007, our intellectual property counsel responded to their claims by requesting patent claim charts and as of August 6, 2007 we have not received a further response.  Management and counsel have not reached a conclusion of the merits of this claim and continue to evaluate the applicability of the claim to our business.

On April 30, 2007, our counsel sent Integrity Marketing Group (IMG) a letter that outlined a Notice of Breach of Agreement and Intent to Terminate; Demand for Payment; Offset; and a Suspension of Services due to an inability to settle large amounts of accounts receivable.  It is unknown whether an accord can be reached with IMG, but this has contributed to a material adverse change to the underlying financials and continued nonpayment of receivables exceeding $110,000 is having an unfavorable affect to the current working capital and capital resources.  It is likely that the Company will be forced to pursue legal action in the coming quarter to recover all receivables or portions thereof

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2007 annual meeting of shareholders on May 16, 2007.  At the meeting the shareholders re-elected each of the following existing directors to serve for a term of one year and until his successor is elected and qualified:  Matthew S. Kerper; Alan S. Knitowski; Luan Dang; Randy Cherkas; and Robert M. Lang.  The shareholders also ratified the appointment of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent registered public accountant for the fiscal year ending December 31, 2007.  Further, the shareholders approved the amendment to the seventh article of our articles of incorporation to limit the monetary liability of our directors and officers under both Nevada and California law.  In connection with each of these items, 4,069,644 votes, representing approximately 51.43% of the outstanding voting shares, were cast for each of the nominees and for each proposal.  No votes were withheld from voting for the directors and no votes were cast against any proposal or abstained from voting for such proposal.  There were no abstentions or broker non-votes.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report:

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date:	August 14, 2007

By:	/s/ Bryan Kenyon
Bryan Kenyon
Chief Financial Officer and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer)