Form 10QSB
period 2007-09-30
Trycera Financial, Inc.
filed 2007-11-19
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At November 7, 2007, there were 8,794,302 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

PART I
ITEM 1.  FINANCIAL STATEMENTS

Trycera Financial, Inc.
Consolidated Balance Sheets
	September	December
	30, 2007	31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$43,341	$87,193
Accounts Receivable, net	53,150	86,628
Prepaid Expenses and other current assets	16,803	12,429
Deferred Compensation	94,688	-
Client ACH Reserves	5,000	5,000
Total Current Assets	212,982	191,250

Property & Equipment, net	10,490	18,395

Other Assets
Deposits	3,693	12,507
Definite Life Intangible Assets, net	4,528	38,542

Total Other Assets	8,221	51,049

Total Assets	$231,693	$260,694

Liabilities & Stockholders’ Equity
Current Liabilities
Accounts Payable	$120,724	$71,452
Portfolio reserves	28,350	25,425
Accrued Expenses	56,818	78,542
Line of Credit	-	-

Total Current Liabilities	205,892	175,419

Total Liabilities	205,892	175,419

Commitments	-	-

Stockholders’ Equity

Preferred Stock, 20,000,000 Shares Authorized,
$.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 8,254,302 and 7,582,302 Shares
Issued and Outstanding, Respectively	8,254	7,582
Additional Paid In Capital	4,646,646	3,886,852
Accumulated Deficit	(4,629,099)	(3,809,159)
Total Stockholders’ Equity	25,801	85,275
Total Liabilities & Stockholders’ Equity	$231,693	$260,694

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored Value	146,570	285,962	2,104,022	669,594
	146,570	285,962	2,104,022	669,594

Cost of Sales	116,589	181,592	1,762,802	672,968
Gross Profit	29,981	104,370	341,220	(3,374)

Expenses
Depreciation and Amortization	1,808	4,609	8,485	14,218
Salaries and Wages	79,557	97,675	293,437	334,436
Stock Based Compensation	54,255	18,317	99,736	126,490
Professional Fees	68,183	64,150	298,281	188,476
Bad debt expense	27,329	-	236,489	-
General & Administrative	97,268	49,568	203,497	149,226

Total Expenses	328,400	234,319	1,139,925	812,846

Loss from Operations	(298,419)	(129,949)	(798,705)	(816,220)

Other Income (Expenses)
Interest, income	152	40	452	1,362
Interest, expense	(40)	(30)	(878)	(1,023)
Total other Income (expense)	112	10	(426)	339

Loss from Continuing Operations before tax	(298,307)	(129,939)	(799,131)	(815,881)
Income tax	-	-	-	-
Loss from Continuing Operations	(298,307)	(129,939)	(799,131)	(815,881)

Discontinued Operations
Loss on disposal of Discontinued Operations	-	-	(27,852)	-
Gain (Loss) from Discontinued Operations	-	1,140	7,043	(6,384)
Total gain (loss) from Discountinued Operations	-	1,140	(20,809)	(6,384)

Net Loss	$(298,307)	$(128,799)	$(819,940)	$(822,265)

Basic earnings per share:

Loss per share Continuing operations	(0)	(0)	(0)	(0)
Loss per share Discontinued operations	$(0.04)	$(0.02)	$(0.10)	$(0.11)

Weighted average shares	8,178,671	7,378,053	7,952,021	7,225,003

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September	September
	30, 2007	30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(819,940)	$(822,265)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations;
Depreciation and amortization	14,798	16,840
Depreciation and amortization on discontinued operation	581	-
Loss on sale of assets	27,852	-
Stock issued for services	104,730	55,317
Stock options and warrants	99,736	126,490
(Increase) decrease in accounts receivable	33,478	29,156
(Increase) decrease in prepaid and other current assets	(4,374)	7,118
(Increase) decrease in deposits	8,814	-
Increase (decrease) in accounts payable	49,272	(8,460)
Increase (decrease) in portfolio reserves	2,925	31,494
Increase (decrease) in accrued expenses	(21,724)	9,202
Increase (decrease) in unearned revenue	-	(22,191)
Net Cash Used by Operating Activities	(503,852)	(577,299)

Cash Flows from Investing Activities
Acquisition of intangible assets and other	-	(1,197)
Proceeds from disposal of discontinued operations	5,000	-
Net Cash Provided (Used) by Investing Activities	5,000	(1,197)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	455,000	498,000
Payments made on line of credit	-	(14,485)
Net Cash Provided by Financing Activities	455,000	483,515

Net Increase (Decrease) in Cash and Cash Equivalents	(43,852)	(94,981)

Cash and Cash Equivalents at Beginning of Period	87,193	211,523

Cash and Cash Equivalents at End of Period	$43,341	$116,542

Cash Paid for:
Interest	$(878)	$992
Income Taxes	$-	$-
Non-cash financing activities:
Common stock issued for services and deferred compensation	$205,730	$55,317

The accompanying notes are an integral part of these financial statements.

        Trycera Financial, Inc.
Notes to the Financial Statements
September 30, 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.     General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

	For the three months ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Basic and dilutive Earnings per share:
Income (Loss) (numerator)	$(298,307)	$(128,799)
Shares (denominator)	8,178,671	7,378,053

Per Share Amount	$(.04)	$(.02)

	For the nine months ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Basic and dilutive Earnings per share:
Income (Loss) (numerator)	$(819,940)	$(822,265)
Shares (denominator)	7,952,021	7,225,003

Per Share Amount	$(.10)	$(.11)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the period ending September 30, 2007:

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,874,750	$.63
Options Granted	528,250	.96
Options Exercised	-	-
Options Canceled	23,500	1.00
Options Outstanding at September 30, 2007	3,379,500	$.68
Options Exercisable at September 30, 2007	2,734,706	$.61

Options granted under the plan vest according to terms imposed by the Plan Administrator.  The following schedule summarizes the activity during the period ending September 30, 2006:

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,070,250	$.62
Options Granted	120,000	$.36
Options Exercised	-	-
Options Canceled	(252,750)	$.59
Options Outstanding at September 30, 2006	2,836,250	$.61
Options Exercisable at September 30, 2006	2,371,562	$.56

The Company, in accordance with Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” recognized $54,255 and $18,317, for the three months ended September 30, 2007 and 2006, respectively. The Company recognized $99,736 and $126,490, respectively for the nine months ended September 30, 2007 and 2006, respectively.  The fair value of option grants are established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

September 30, 2007
Five Year Risk Free Interest Rate	5.11%
Dividend Yield	0%
Volatility	244%
Average Expected Term (Years to Exercise)	5

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Stock options outstanding and exercisable under this plan as of September 30, 2007 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001 - $.99	2,481,250	$.55	2.75	2,398,122	$.55
$1.00 - $2.00	898,250	$1.00	4.25	336,584	$1.06

Employee stock options outstanding and exercisable under this plan as of December 31, 2006 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exericse Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001 - $.99	2,431,250	$.55	3.5	2,478,642	$.55
$1.00 - $2.00	443,500	$1.00	4.5	177,333	$1.03

NOTE 3 – DISCONTINUED OPERATIONS

In March, 2007, the Company completed the sale of its IsleCore subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the Company’s IsleCore operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations are:

For the three months ended	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Gain from discontinued Operations, net	$-	$1,140

The financial results included in discontinued operations are:

For the nine months ended	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Loss on disposal of discontinued Operations, net	$(27,582)	$-
Gain (Loss) from discontinued Operations, net	$7,043	$(6,384)

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

We have reclassified our Statement of Operations for the three months ended September 30, 2006, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

NOTE 5 – COMMON STOCK

The Company issued stock in two private offerings. The first offering opened on December 11, 2006, and closed on March 12, 2007.  In the offering we offered up to 500,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $500,000 on the common stock and up to a maximum gross proceeds of $250,000 related to exercised warrants. The second offering opened on June 15, 2007, which was then updated and amended on September 26, 2007.  In this offering we offered up to 4,000,000 shares of our common stock at $0.25 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,000,000 on the common stock and up to a maximum gross proceeds of $500,000 related to exercised warrants.  Initially the offering was for up to 1,000,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,000,000 on the common stock and up to a maximum gross proceeds of $500,000 related to exercised warrants. We raised a total of $455,000 from the offerings, of which $315,000 was received in the first quarter 2007, and $140,000 was received in third quarter 2007.  We issued a total of 455,000 common shares and 227,500 warrants in the offering

During the nine months ended September 30, 2007, the Company issued 107,000 shares of common stock to an individual for accounting and administrative services rendered in behalf of the Company.  Accordingly, common stock and additional paid in capital have been charged $107 and $99,623, respectively.

In the second quarter the Company issued 100,000 shares in connection with an employment agreement to its Principal Executive and Principal Officer. Accordingly, common stock and additional paid in capital have been charged $100 and $100,900, respectively. The contract has been included as “Deferred Compensation” on the Company’s balance sheet and is being amortized over the life of the contract.

In the second quarter the Company issued 10,000 shares for accounts payable. Accordingly, common stock and additional paid in capital have been charged $10 and $4,990, respectively.

NOTE 6 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue its operations.  Unless the Company is successful in raising immediate short term financing, or entering into a definitive agreement to combine, merge or sell its business to another public or private enterprise, it is likely to be unable to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company ceases to be a going concern.  Currently the Company has minimal cash on hand and few material assets beyond its employees, banking and processing agreements, active cardholders, approved programs and product/service offerings (including its PinPoint identity verification tools, its My Full Credit alternative credit reporting services and its in-house card brands: Trycera Financial Prepaid MasterCard, Finium Prepaid MasterCard and Mi Dinero y Mi Suenos Prepaid MasterCard).  In addition, the Company has not established, nor maintained, a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to continue to seek additional capital funding while pursuing available strategic alternatives for combining, merging or selling its business to another public or private enterprise.  There can be no assurances that any of these courses of action will be successful.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Prior to May 2004, we had no operating history.  Based in Irvine, California, we are currently in the business of developing and marketing a suite of prepaid and financial products and services.  Prepaid products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument.  Our core operating business is centered upon developing and marketing a broad array of prepaid products and services for persons without banking relationships, persons who are underserved by existing banking facilities and persons and companies that have a need for commission, payroll or debt management payments and services. In addition, we work with our customers to develop financial products for their specific target markets, some of which include individuals needing a financial tool to shop online, the teen financial services market and families who want to share money.

Recent Developments

During the quarter ended September 30, 2007, we continued to focus on card and portfolio aggregation while managing through a material program suspension that unfavorably impacted results in the second quarter and expanded the unfavorable results during this quarter.

        While working closely with IMG, a program card marketer, we continued to materially reduce our overall revenues by suspending services for the flagship IMG program, the Plan First Financial Solutions (PFFS) product.  Also in the third quarter, and as a direct result of ongoing non-payment for services by IMG and related parties, we moved to close programs or directly sign agreements with the sub card marketers of  two of the four IMG cards under their original card marketer stewardship, of which the PFFS product was the largest.  At the end of the third quarter we were actively engaged in negotiating agreements between Valor Card International and InControl.

         The collective programs under the IMG umbrella represented a focus on the debt management space and their card offerings were related to actively helping individuals manage personal debt and create a financial tool that allowed the prepaid card to streamline bill payments and proactively manage alternative financial solutions.  While the development of the IMG programs allowed us to introduce a multi-purse card where there is a general purpose spending purse, a managed bill payment (debt management) purse and a savings purse, the non-payment for services by IMG and the related card programs have materially and adversely impacted the operations of our company.  The suspension of this single program eliminated more than 30,000 active accounts and more than $100M in annualized gross dollar volume , where gross dollar volume is the amount of money loaded onto the accounts in this portfolio  A significant resource allocation was committed in the second and third quarters to resolve the ongoing issues of non-payment with IMG and we continue to pursue actions to recover the outstanding receivables due.  At the end of the third quarter, however, there was limited progress on arriving at a solution and further legal actions may be required in order to receive payment for our services.  In parallel, and to offset this unfavorable impact, we reserved the entire outstanding receivable balances as bad debt in order to realize and reflect the current non-payment of the services provided.

         Concurrently, we previously recognized that a collateral benefit of working with IMG was the  development and deployment of the multi-purse card that would allow future program card marketers the opportunity to create offerings that could segregate funds loaded onto prepaid cards and further enhance program specific functions to facilitate spending and savings on one card.  After further discussions with the issuing bank, MetaBank, we have determined that this benefit has been marginalized by problems directly related to Plan First Financial Systems and the Plan First prepaid program.  As a result, we will only support our existing multi-purse programs and are likely to not pursue future similar programs until we receive a guarantee or approval from MetaBank to issue cards with such features and functionality.  To that end and pursuant to ongoing discussions and communications with MetaBank, we have elected to notify all Plan First and National Foundation for Debt Management cardholders that effective December 1, 2007, their cards will no longer be valid, that each account will be closed and any remaining funds will be refunded to them.  Once this action has been completed, the entire Plan First program will be permanently shut down.

During the third quarter, we continued progress and development on two programs with our other issuing bank partner, New Millennium Bank.    By working closely with New Millennium Bank, we are able to offer a predictable fixed cost pricing solution that provides our program partners the flexibility of working with wide reaching prepaid programs and align cardholders with a progressive state bank.  The two programs in development that will be issued through Mew Millennium Bank include a money share program offered by Transfers4Less and a payroll program offered by Payroll Capital.  While we are working to launch these programs in the early part of the fourth quarter, each has resulted in challenges to the Company, as both programs are highly dependent upon approvals and card feature development outside of our control.  Approvals are required from MasterCard on the association level, New Millennium Bank on the issuing bank level and Galileo on the processor level.  Additionally, feature development is required from Galileo on the processor level.  We continue to work with each of these companies on behalf of our customers as Program Manager, but are ultimately not able to proceed to market without their approvals and completion of the required feature development.  In some cases, such as feature development tied to overdraft technology, we have been waiting for over 6 months past the original scheduled delivery date provided by our processor.  This delay has not only had a material impact to our customer, but it has also prevented them from selling or issuing cards to their customers and targeted channels.  Similarly, and as a result, our Company has been materially adversely affected by these delays and has been unable to generate any prepaid card income during this period for this program.

         In the third quarter we also refined our basic business paradigm by electing to discontinue offering our semi-customized OEM platform and instead focus on more direct to consumer channels.  By refocusing away from OEM offerings, we are able to free up resources, mitigate program development timeframe delays and minimize interaction with third party card marketers who are not revenue generating. Developed originally in the middle of 2006, this turnkey prepaid solution was designed to showcase our ability to deliver a feature-rich turnkey prepaid card program in a timeframe (90 days or less) that was believed to create a competitive advantage for us.  However, the changing prepaid landscape, coupled with the general failure of the OEM offering as a sustainable and profitable platform, required us to get more proactive and refine a strategy to engage consumers directly.  Current programs running under this platform will continue to be serviced under the terms of original agreements, but as OEM marketing and services agreements expire, the Company intends to offer card marketers  the opportunity to convert to more standardized programs or reselling arrangements, deconvert or to discontinue their program(s) entirely.
During the third quarter we also moved to foster momentum with our alternative credit reporting product and service branded under the name My Full Credit.  We actively worked with sub-prime mortgage lenders to deliver the product as a complement to their financial wellness packages being offered in conjunction with loan delivery.  While no specific agreements were finalized in the third quarter, we did partner with two companies to pilot the program and streamline the product delivery process.  The product and service is sold primarily as a bundled offer, where a company prepaid card is provided to support the payments that are reported by the My Full Credit alternative credit reporting product.  This complementary product and service program allows participants to report non-traditional payments to over 140 national credit reporting agencies.  A majority of the payments and transactions provided to the national credit reporting agencies under this program would include rent, gas and electric, cable TV, phone/wireless and utilities (water, sewer and trash).  By providing such non-traditional payment information, My Full Credit allows credit reporting agencies to potentially better understand and evaluate an individual’s consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.  In the third quarter the My Full Credit continuing development incurred expenses in excess of $5,000, much of which is planned to be recouped when additional revenue streams are realized in the fourth quarter of 2007.

Another key issue to recap for the third quarter has been the accumulation of accounts receivables by our custom and semi-custom or OEM program card marketers.  A sizable portion of our accounts receivable balances remain outstanding from the first, second and third quarters of 2007. The growing days sales outstanding contribute to cash flow constraints.  As a result, we have worked for the balance of the third quarter to collect such outstanding invoices and receivables.  Despite our efforts, very few payments have been delivered and we are now evaluating any and all options, including and up to suspension of services or cancellation of card programs in their entirety.  With respect to accounts payable, we continue to actively service our key vendors and primary business drivers such as banking, processing and card fulfillment.  The accounts payable has grown significantly as a result of third party consulting and outsourcing costs.  As of the end of the third quarter we began delaying payments to certain vendors and continue evaluating the operations for ways to reduce costs away.

In addition to our core operations, we continued to expand our search for small card marketers, card portfolio companies and complementary and financial services-related companies for acquisition. Through the end of the third quarter we evaluated two separate opportunities and have discontinued our pursuit of both.

        The current financial state of our company has directly resulted in missed opportunities during the third quarter, including renegotiating a new processor agreement with our existing processor (Galileo), creating a redundant processor agreement with a new processor, establishing new banking relationships with both federally chartered and state chartered issuing banks, executing pay-per-application online sales initiatives and executing opportunistic mergers and acquisitions.  As an example, we attempted to close the acquisition of a small portfolio of cards under a signed LOI from E-Count, a wholly owned subsidiary of Citibank, but were unable to execute the definitive agreements because the issuing bank would not consent to the transaction due to the small asset base reflected in our current financials.  This theme continues to prevent us from being able to execute our business model, as the underlying approvals for all programs, products and services are not directly within our Company’s control.  As a result, and even when we win new business, new customers or new contracts, we remain challenged in being able to go to market and monetize the opportunities because the timing of our launches are controlled by numerous third parties.

        At a macro level, the landscape for prepaid cards and services is changing rapidly, and as a small company we are struggling to adjust our business model to address the new requirements demanded by both issuing banks and processors.  Namely, most issuing banks and processors are consolidating and transitioning their prepaid units to having tens of customers doing millions of debit cards or transactions from a historic convention of having hundreds to thousands of customers doing tens of thousands of debit cards or transactions.  As a result, our programs are experiencing unusually long and seemingly punitive delays in getting the requisite approvals in order for us to take the programs to market and ultimately monetize our investments in these initiatives.  Thus, these delays are causing a material adverse impact to our revenues and our operations as we can no longer predict with any certainty the timing associated with getting any individual program to market.  Furthermore, because we no longer fit into the customer profile desired by the issuing banks and processors, we are typically lower in the priority queue for gaining the approvals needed in order to execute our business model.  To this end, our primary issuing bank, MetaBank, has communicated its desire to renegotiate its 5 year agreement with us to implement terms and pricing that are less favorable to our Company.  The Company is in agreement with the bank that the agreement needs to be renegotiated, but there has been only limited progress on executing a new bank agreement thus far.   Unfavorable changes to the agreement, or an unwillingness on the part of MetaBank to continue issuing new cards on behalf of the Company, or contribute to program delays through lagging approval processes, would both have a further material adverse affect on our business.  Compounding these adverse impacts during the third quarter remains a level of uncertainty with our primary issuing bank relationship with MetaBank.  As the issuer of the Plan First prepaid program, MetaBank is  not comfortable with the ongoing disputes between us and Plan First Financial Solutions (PFFS).  PFFS has more than once contacted MetaBank to make certain claims and assertions against us.  These ongoing claims made by PFFS have resulted in detailed discussions between us and the bank to justify our position and communicate that our actions fall within the guidelines of the bank.  Furthermore, since our active card portfolio is comparatively small on the bank scale and requires a high amount of attention for approval and management purposes, there has been an unintended result of contributing to the underlying uncertainty.  While management has plans to meet face to face with key bank personnel in late fourth quarter, we are cognizant that the accumulation of events has contributed in potentially material changes to our primary issuing bank relationship.

        In addition, we continued to develop a significant relationship with a new card marketer in the third quarter.  This relationship is important as the card marketer has a large amount of card related deal flow for us.  However, due to the challenges facing our business, it is possible that we will not be able to deliver on all of the programs as specified between us and the card marketer.  In the case where we cannot service all of the requirements, we may be forced to transfer, assign or otherwise refund certain portions of program development and implementation fees.

In addition, our key processing partner, Galileo Processing, continues to adversely impact our primary prepaid card business.  Program launches are delayed and behind schedule as a direct function of delivery delays related to processing platform features and functionalities, specifically including dual card functionality and overdraft protection.  As a constraint of the functionality, a key loading partner, IPP, has only recently resurfaced as a loading option on the Galileo platform. Whereas previously load capabilities were real-time in nature, there is now a 48 hour hold on the funds being loaded to a cardholder account.  This delay has caused a program specific issue and has yet to be remedied.   Moreover, integration timing and scalability constraints have also contributed to the IMG program suspension and continue to affect program launches and projected implementation lead times.  While we work closely with our processing partner, we may be forced to raise further capital to build an infrastructure and middle ware that enables more control for the company and provides a more turnkey solution that will allow the company flexibility to rely on less processing resources.

Separately, our wholly owned subsidiary, isleCORE Systems, located in Honolulu, Hawaii, was disposed during the second quarter and provided no new incremental revenues in the third quarter.  We continued to carry accounts receivable throughout the third quarter and expect the payments to be resolved or written off at the end of the year.  IsleCORE has been treated as a discontinued operation and the Consolidated Statements of Operations reflect such treatment.

As we approached the end of the third quarter, we terminated the original six month agreement entered into during the second quarter, with an investor relations and public relations group named TMS Capital, LLC.  TMS Capital was hired to help the company distribute relevant news and information about the company’s performance.

Employees

At November 15, 2007, we had two full-time equivalents, namely our principal executive officer, COO and CFO, Bryan Kenyon, and our  Director of Product Development.  We are actively managing the programs currently deployed on our platform and other than the existing programs in the production/development queue, there are no new plans to further develop any additional products and services.  Our headcount will be aligned to focus on operational contributions and account/customer support.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2007.

Results of Operations

For the three months ended September 30, 2007

Revenue

Revenue from continuing operations was $146,570 and $285,962 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $139,392 or 49%. As previously discussed, we continued to focus on card and portfolio aggregation while managing through a material program suspension that unfavorably impacted results in the second quarter. While working closely with IMG, a program card marketer, we continued to materially reduce our overall revenues by continuing the suspension of services for the flagship IMG program, the Plan First Financial Solutions (PFFS) product .We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

Cost of Sales and Gross Profit

Cost of sales was $116,589 and $181,592 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $65,003 or 36%.  The decrease was attributed to the decline of card production, distribution costs, bill payment management and transaction processing costs associated with the lower sales and program suspensions.

The resulting gross profit was $29,981 and $104,370 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease in gross margin from 36% to 20%. The decrease is due to credits being issued on older invoices as the Company works with some customers, as it tries to work through the growing pains of the OEM programs and avoid program suspensions. Because of the current state of affairs of the Company and the ongoing contract disputes management is unsure as to the direction of gross profit margins going forward.

Operating expenses

Operating expenses were $328,400 and $234,319 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $94,081 or 40%.  The major components of our operating expense for the three months ended September 30, 2007 are general and administrative expenses (30%), salaries and wages (20%) and professional fees (20%).

General and administrative expense was $97,268 and $49,568 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $47,700 or 96%.  The increase resulted largely from increased investor relations expense and marketing and postage.

Salaries and wages expense were $79,557 and $97,675 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $18,118 or 19%.  The decrease resulted largely from the departure of the former CEO and Board Member, Matthew Kerper, at the end of the second quarter.

Professional fees and expenses were $68,183 and $64,150 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $4,033 or 6%. The increase relates to contract activity related to new customers and the current payment disputes.

Discontinued Operations

Results of discontinued operations

Having disposed of IsleCORE in the first quarter, the results of the subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $0 for the three months ended September 30, 2007, compared to income of $1,140 for the comparative period.

Net loss

We incurred net losses of $298,307 and $128,799 for the three months ended September 30, 2007 and 2006, respectively, representing an increase in net loss of $169,508 or 132%.  Through the addition of new custom programs and the increasing sales of our branded products and services, we expect to increase gross profit margins and to reduce net losses in 2007 as compared to 2006.

For the nine months ended September 30, 2007

Revenue

Revenue from continuing operations was $2,104,022 and $669,594 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $1,434,428 or 214%. Our 2007 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers for our customized and semi-customized program solutions and increased sales of our branded card products and services. Revenue was unfavorably offset by the cessation of reselling bill payment management services as a result of the ongoing payment dispute with our customer IMG. Of the increase in revenue for the nine months ended September 30, 2007, approximately $1,344,447 resulted from the sale of bill payment management services.  We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

Cost of Sales and Gross Profit

Cost of sales was $1,762,802 and $672,968 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $1,089,834 or 162%.  The increase was attributed to the growth of the card production, distribution costs, bill payment management and transaction processing costs.

The resulting gross profit was $341,220 and gross operating loss was $3,374 for the nine months ended September 30, 2007 and 2006, respectively. The comparative nine month period was unfavorably impacted by a change in bank policy resulting in the immediate write-off of negative card balances in the amount of $329,586. Because of the current state of affairs of the Company and the ongoing contract disputes management is unsure as to the direction of gross profit margins going forward.

Operating expenses

Operating expenses were $1,139,925 and $812,846 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $327,079 or 40%.  The major components of our operating expense for the nine months ended September 30, 2007 are bad debt expense (20%), salaries and wages (26%) and professional fees (26%).

Bed debt expense was $236,489 and $0 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $236,489.  The increase resulted largely from our ongoing payment dispute with our customer IMG.

Salaries and wages expense were $293,437 and $334,436 for the nine months ended September 30, 2007 and 2006, respectively, representing a decrease of $40,999 or 12%. The decrease resulted largely from the departure of the former CEO and Board Member, Matthew Kerper, at the end of the second quarter. The decrease was also affected by the departure of the in-house financial controller during 2006, whereas these services are now being outsourced.

Professional fees and expenses were $298,281 and $188,476 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $109,805 or 58%. The increase results from the non cash expense of higher shares paid in respect of accounting resources associated with a third party service provider, (this work was handled in-house during the first three months of 2006), in addition to increased legal fees related to a shareholder meeting and increased contract activity related to new customers and the current payment disputes.

Discontinued Operations

Loss on sale of IsleCORE subsidiary; Discontinued Operations

As previously stated, we disposed of our IsleCORE subsidiary. The sale was completed in the first quarter. Proceeds from the sale were $5,000 in cash, plus the net amount realized from the settlement of the accounts receivable and prepaids, less the accounts payable and accrued expenses   On this basis we have realized a loss of $27,852 on the transaction.  We have the ability to recoup $18,000 of this loss dependent on the results of the purchaser, but management considers the likelihood of this occurrence to be less likely and has not accrued the contingent revenue.

Results of discontinued operations

The results of the IsleCORE subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $7,043 for the nine months ended September 30, 2007, compared to a loss of $6,384 for the comparative period.  The reason for the net income this period was that we had cut most funding and IsleCORE was operating with the least resources possible.

Net loss

We incurred net losses of $819,940 and $822,265 for the nine months ended September 30, 2007 and 2006, respectively, representing a decrease in net loss of $2,325 or 0%.  Because of the current state of affairs of the Company and the ongoing contract disputes, management is unsure as to the direction of gross profit margins going forward.

Liquidity and Capital Resources

A primary source of operating capital for the nine months ended September 30, 2007, was $455,000 from the sale of stock.  The sale of stock was related to two private offerings. The first offering opened on December 11, 2006, and closed on March 12, 2007.  In the offering we offered up to 500,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $500,000 on the common stock and up to a maximum gross proceeds of $250,000 related to exercised warrants. The second offering opened on June 15, 2007, which was then updated and amended on September 26, 2007.  In this offering we offered up to 4,000,000 shares of our common stock at $0.25 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,000,000 on the common stock and up to a maximum gross proceeds of $500,000 related to exercised warrants.  Initially the offering was for up to 1,000,000 shares of our common stock at $1.00 per share to investors with a 50% additional warrant coverage offer, for maximum gross proceeds of $1,000,000 on the common stock and up to a maximum gross proceeds of $500,000 related to exercised warrants. We raised a total of $455,000 from the offerings, of which $315,000 was received in the first quarter 2007, and $140,000 was received in third quarter 2007.  We issued a total of 455,000 common shares and 227,500 warrants in the offering.

As of September 30, 2007, cash totaled $43,341 as compared with $87,193 of cash at December 31, 2006, resulting in a decrease of $43,852 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with cash proceeds of the private common stock offering.  In the nine months ended September 30, 2007 we used $503,852 of cash in operations.  For the comparable period in the prior year we used $577,299 of cash in operations.

Working capital was $7,090 at September 30, 2007, as compared with working capital of $15,831 at December 31, 2006.  This decrease in working capital was a result of using existing funds for operations and related expenses through cash proceeds from previous capital provided by the private offering proceeds to support the business during its startup and growth phase. Moreover, as new developments continue with IMG, our working capital can be expected to be adversely impacted should IMG continue to neglect servicing their accrued debt and outstanding accounts receivable balances.

        Proceeds from the private stock offerings have continued to fund operations through the third quarter of 2007 to support the growth of the business.  Management believes that with funds accumulated from the refreshed June 15, 2007 offering, together with revenues generated from operations and cash collected from outstanding receivables, we will not have sufficient cash to satisfy existing operating cash needs and working capital requirements during or through the end of the year in 2007.  Management further believes that without immediate capital contributions, the company will not have sufficient resources to pay its bills.  As a result, management has initiated efforts to pursue strategic alternatives for the business as it believes that without a merger, combination or acquisition with another public or private company, it is likely that it will need to cease operations. We remain critically dependent on additional funding to satisfy our existing operating cash needs and working capital requirements.  Our monthly cash requirements have been approximately $65,000 - $85,000 (depending on the timing of payments from our marketing partners), in addition to outstanding payables which are currently in excess of $100,000 or more. As a direct result of the current cash position, the Company cannot effectively evaluate new business opportunities or expand headcount and operations to achieve a sustainable operation.  Management estimates that future monthly cash requirements are stabilized since headcount and cost of goods are largely a function of the existing business and card portfolio.  However in order to grow as a stand-alone enterprise, the Company would likely need to sustain approximate monthly cash requirements in excess of $90,000 per month without addition changes to the business model or operational structure.  Due to recent market conditions and the Company’s existing operational challenges, all recent individual and institutional efforts to raise additional new capital have been unsuccessful.  Management will continue to explore all options available for financing and will also continue to pursue strategic alternatives for the business.  However, there can be no assurances that either of these efforts will prove successful.  Should they not prove successful, management will explore any and all remaining alternatives for the Company, whatever they may be.

Concurrently, and while the timing is unknown to management, our key banking partners may in the future require security deposits for all cardholder funds or a portion thereof.  While the cardholder funds are not our property, revised bank policies may necessitate such a collateralization.  Should a bank or banks require such a security deposit, we may be forced to raise further capital as there is no available cash on hand, which would have a material impact on our immediate and short-term capital resources.  We have engaged the banks on this specific collateral requirement and at this time we have determined that until a program is launched with our new bank partner, New Millennium Bank, we will not require more than $15,000 in aggregate deposit amounts.

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

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

In March 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment.  This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award.  Currently, the Company uses the revised fair value method of SFAS No. 123R to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation including options, using the fair value based method

.

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2007:

         On November 5, 2007, management and the board actively began pursuing a business combination, merger or acquisition with or by another party.  While the timing of such a combination or transaction is difficult to determine, the targeted timeframe from a company standpoint is prior to year end.  In the interim, management and the board continue to evaluate ways to potentially bridge the financing and cash flow requirements needed between now and year end in order to consummate such a transaction.  Should a transaction be unable to be consummated within a short timeframe, the company will need to explore all options.
On November 1, 2007, we informed E-Count, a wholly owned subsidiary of Citibank N.A., that without any support from Bank First, the letter of intent to acquire a small general purpose reloadable card portfolio is no longer valid.  Instead we proposed to reissue cards directly in conjunction with our issuing bank and support the conversion of the portfolio.

On October 30, 2007 Trycera sent cardholder cancellation notices to all National Foundation for Debt Management cardholders.  This notification is a required step that will culminate in the cancellation and refund of any card balances immediately following the required notification period of 30 days.

On October 15, 2007 Trycera sent cardholder cancellation notices to all Plan First Financial Solutions cardholders.  This notification is a required step that will culminate in the cancellation and refund of any card balances immediately following the required notification period of 30 days.

On October 9, 2007, Trycera met with the issuing bank and counsel to discuss Plan First Financial Solutions (PFFS) demands directed to the bank.  The Company has not been allowed to see the correspondence between the bank and PFFS.  However, the bank statedthat PFFS continued to assert that they are owed monies from the bank via Trycera.  While this request and discussion with the bank addressed specific bank concerns there are no plans to alter the cancellation of all PFFS services related to the PFFS program and subsequent card issuance.  As a direct result of the PFFS cancellation, all card stock, card collateral materials and marketing materials are scheduled to be destroyed.  This cancellation does not affect existing cardholders as they will continue to be serviced as valued cardholders.  It remains unknown whether an accord can be reached with IMG, but this has developed into a material adverse change to the underlying revenues and the resulting nonpayment has had an unfavorable impact to the third quarter and future quarters of working capital and capital resources as well as significantly reducing revenue over prior levels.

On October 8, 2007 Trycera entered into an agreement to sublease approximately 850 square feet of our Irvine headquarters for $2,250 per month.  The lease is a month to month agreement with a 30 day convenience termination clause.

On October 5, 2007 Trycera sold all of the assets of Tru Platinum, the catalog shopping card program, to US Capital Financial Services.  An initial payment was received for $12,500 with an additional consideration forthcoming that should be similar in size to the first payment already received.

Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements.  These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following:  changes in federal, state or municipal laws governing the distribution and performance of financial services; a general economic downturn; our startup phase of operations; reliance on third party processors and product suppliers; the inability to locate suitable acquisition targets; collection of receivables, ability to raise capital from the sale of the Company’s shares, and other risks and uncertainties.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 3A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

With the participation of management, Bryan W. Kenyon, our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation he has concluded that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

PART II

ITEM 1.  LEGAL PROCEDINGS

In our annual report on Form 10-KSB for the year ended December 31, 2006, we disclosed the receipt of a letter from a law firm representing Meridian Enterprises Corporation (“Meridian”), the owner of U.S. Patent No. 5,025,372 (the “372” Patent”).  The letter claimed that we may be infringing on the 372 Patent which applies to card-based incentive programs.  The letter also demanded that we cease and desist from infringement of the 372 Patent and account for past damages to Meridian.  On June 13, 2007, our intellectual property counsel responded to their claims by requesting patent claim charts and on November 12, 2007 we provided a facsimile response indicating that we do not offer rewards programs with our prepaid debit card offerings.  Management and counsel have not reached a conclusion of the merits of this claim and continue to evaluate the applicability of the claim to our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In our offering of common stock at $1.00 which commenced on December 11, 2006 and was completed on March 8, 2007, we reported in our 2006 annual report on Form 10-KSB filed with the Commission on April 2, 2007, that we received $25,000 from Lynn Williams Preston from the sale to her of 50,000 shares.  The correct amount of the proceeds received from Ms. Preston for the sale of the 50,000 shares was $50,000.

On June 15, 2007, we initiated an offering of up to 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000. The offering was amended on September 26, 2007, and the offering price was reduced to $0.25 per share and the number of shares being offered was increased to 4,000,000 shares. The offering also provides for each investor to receive stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through December 31, 2014, at $0.3125 with certain incentive discounts to the exercise price available through December 31, 2011. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Through November 12, 2007, the following securities were sold:

Name	Number of Shares	Number of Warrants	Amount
Knitowski Family Trust	860,000	430,000	$215,000
Curo Capital	140,000	70,000	$35,000
Matt Portoni	100,000	50,0000	$25,000
TOTALS	1,100,0000	550,000	$275,000

All of the investors represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. The investors delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of a restrictive legend upon the certificates evidencing such shares and warrants. The investors represented that they had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

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

Trycera Financial, Inc.

Date: November 19, 2007	By:	/s/ Bryan Kenyon
Bryan Kenyon
Chief Financial Officer and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer)