Form 10KSB
period 2007-12-31
Trycera Financial, Inc.
filed 2008-04-14
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of Registrant as specified in charter)

NEVADA	33-0910363
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

2560 E. Chapman Avenue, Suite 404, Orange, CA	92689
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (949) 273-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒  No ☐       (2)  Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The registrant’s revenues for the twelve months ended December 31, 2007, were $2,215,369.

The aggregate market value of the voting stock held by non-affiliates of the registrant (3,878,634 shares) is $426,650, computed by reference to the average bid and asked price of the common stock ($.11) as of March 21, 2008.

At March 21, 2008, there were 9,250,302 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-KSB incorporates by reference certain portions of the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Explanation

This annual report is being filed on Form 10-KSB rather than on Form 10-K in compliance with the instructions for use of Form 10-KSB by companies qualifying as “small business issuers” under Regulation S-B for a fiscal year ended after December 15, 2007, as provided in SEC Release 33-8876.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background and Overview

Trycera Financial, Inc. was incorporated under the laws of the State of Nevada on May 10, 2000, under the name Whitelight Technologies, Inc.  On June 14, 2004, we amended the articles of incorporation to change the name to Trycera Financial, Inc.  We presently have no subsidiaries.

Prior to May 2004, we had no operating history.  In May 2004 we retained the services of new management and commenced our financial services and prepaid products business.  Our operations are in the startup phase of development.

Based in Orange, California, we have been in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  To complement the core prepaid card solutions, we worked to provide complementary financial products and services, notably an alternative payment reporting platform, an identification verification solution, and a host of cardholder driven choices highlighted by items such as bill payment and online account access and account balance management.  Prepaid products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the card or instrument.  Our core operating business is centered upon developing, deploying and marketing a broad array of prepaid products and services in conjunction with card marketers.  Card marketers are defined as organizations, companies or individuals who elect to provide prepaid products direct to cardholders or consumers while entering into a specific agreement and relationship with our Company.  We then work with card marketers to design and develop a prepaid card program or card-based solution that the card marketer can then deliver to its target customer base.  In many instances the target audience is persons without banking relationships and persons who are underserved by existing banking facilities.  The card marketers, with the card product(s) or service supplied by our Company, can then deliver a varied option of prepaid products and services to their target audience or customer base that includes:

•	Association-branded (MasterCard®, Visa®) prepaid debit cards;
•	Co-branded prepaid debit products;
•	Private label credit products;
•	Online payment solutions;
•	Financial management tools and support; and
•	Alternative payment improvement programs and strategies.

Our card marketers and business partners are provided program specific card solutions through infrastructure and technology that allows our marketers and partners access and communication through a secure web-based reporting system, though access to the suite of services is only granted upon the execution of a term-defined services agreement with us.  The flexibility of our technology platform allows our prepaid products and services to be customized to meet the changing requirements for specific card marketer, partner and changing cardholder demands.

During 2007 we struggled to maintain or expand our core operating business.  Set forth below are material highlights of our business operations during 2007:

•
We developed and launched two new programs, the Transfers4Less Money Share program and the Payroll Capital Premiere Payroll program.  Both programs have met with some processing development challenges and their program launches were delayed as a result.  Both programs combined generated only minimal program and cardholder related revenues in 2007.  Each program has been plagued with challenges that are likely to continue early in 2008.  The Transfer4Less product is a money sharing program that offers a branded debit card with an ATM card to share money, while the Payroll Capital Payroll card is a turnkey prepaid solution which expanded our customized offerings and was developed to support prepaid payroll offerings with their card distributors throughout the United States.  Similar to our other internal card-based programs and solutions, both prepaid debit card programs offer a set of card features and functionalities that include: bill payment, wireless spending alerts, live customer service support and web-based card management tools.

•
We refocused our efforts on selling our complementary financial services, including My Full Credit, an alternative payment reporting product and service.  This program aimed to allow participants to report non-traditional payments to over 140 national credit reporting agencies.  By providing such non-traditional payment information, credit reporting agencies can better understand an individual’s consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.  With limited capital to promote marketing of the product, we were not successful in marketing this payment reporting solution during the year, which further compounded the difficult underlying business environment for smaller financial services companies such as ours.

•
In the middle of the year, our co-founder and CEO, Matthew S. Kerper, resigned for personal reasons.  Because Mr. Kerper was a primary driving force behind sales and Company operations, the Company was forced to rethink strategy and begin seeking less desirable and supplemental sales alternatives.   Prior to his departure, Mr. Kerper was focused on continued card marketer growth and to the diversification of our prepaid card product offers.  In parallel, we focused on the sale of our proprietary card management platform designed to mitigate large program start-up costs while streamlining the way prepaid card programs are built and managed.  Known as the OEM platform, this card platform provided the Company the least costly growth opportunities while maintaining our visible presence in the industry.  As a result of Mr. Kerper’s departure, we suffered sales setbacks, operational difficulties directly related to resource constraints and the Company became less recognizable and less marketable across a growing industry.

•
Aside from the two program build outs already planned from 2006 and engaged in the development and launch in 2007 (Payroll Capital and Transfers4Less), we did not add any additional programs in 2007.  The adverse business climate, coupled with an inability to raise sufficient capital to fund long term marketing efforts and a lack of a sustainable portfolio, resulted in a business strategy shift away from expansion and instead focused on maintenance of existing and pending programs and a shift towards reviewing strategic alternatives.  In addition to being undercapitalized, the departure of our CEO and key sales liaison in mid-year, resulted in our inability to actively manage the sales funnel and pursue any meaningful efforts to grow the card base and card portfolio.

•	We directly acquired the Go Daddy™ program relationship in November 2007, after negotiating with our card marketer, All Card Financial Services.

•	We disposed of our catalog shopping card business, Tru Platinum, in October of 2007, as we continued to streamline our focus on to our core prepaid card business.

•
We continued with our two existing banking relationships.  These included MetaBank, a federally chartered bank in Sioux Falls, South Dakota, and New Millennium Bank, an issuing bank based in New Brunswick, New Jersey.  Despite having a pre-existing 5 year banking agreement that is not set to expire until 2009, management is certain that there will need to be a new agreement executed with MetaBank prior to the expiration of this agreement in order to maintain a healthy and collaborative banking relationship rolling forward.

•	We disposed of our wholly owned subsidiary, isleCORE Systems, Inc., in March 2007. This subsidiary had originally been acquired in June 2005.

•
We terminated our original six month agreement entered during the second quarter in September 2007, with an investor relations and public relations group named TMS Capital, LLC.  TMS Capital was hired to help the Company distribute relevant news and information about the Company’s business and business operations.

In addition to our core operations, we continued to search for small card marketers and card portfolio companies, stand-alone card portfolios and financial services-related companies for acquisition.  During 2007, we entered in to an LOI with E-Count, a Citibank Company, to acquire a stand-alone portfolio of their cards.  Despite executing a formal LOI and having completed definitive agreements for final signature by both parties, we were unable to close the transaction and ultimately terminated the agreement when our issuing bank would not accept the portfolio’s transition from E-Count to our Company.  We expended material resources on this transaction, but were ultimately unable to close it despite collaborative and productive joint efforts by both E-Count and our Company to do so because of the issuing bank.  This failed closing had a material adverse affect on our business, as the card portfolio under consideration was material in terms of its expected impact to metrics including active cards, monthly fees, transactional volume, gross dollar volume and cost reduction associated with the economies of scale that would have been achieved in monthly banking and processing costs and minimums.

We also evaluated other opportunities throughout the year, but did not pursue any of them specifically beyond the initial discussion and due diligence stage other than that conducted with E-Count and described herein.

Prepaid and Financial Products and Services

Overview

We are engaged in two key areas of focus, the first of which is to develop and implement prepaid programs either internally or for outside customers to market, service and support branded MasterCard® and Visa® prepaid debit and ATM cards. The second is developing and marketing complementary financial service products such as alternative payment reporting and management tools, personal finance tools and products that facilitate alternative payment bureau report scoring.

Consumer Based Prepaid Products

The prepaid card or prepaid debit card, is typically a credit card-sized piece of plastic encoded with certain consumer information and pre-loaded with a particular monetary value. Unlike credit cards, which draw their value from a line of credit with a bank, or debit cards, which draw their value from a cardholder’s checking account, the value on a prepaid card typically comes from money given to the company that markets and/or issues the card prior to its use.  Prepaid cards take many forms, including gift cards that can be used at a specific merchant or location, travel cards that can be used in the same way as travelers’ checks, payroll cards that can be used to access one’s wages and “teen cards” that are marketed to those under 18 years old to access funds their parents load onto the card.  Our services include developing ready-to-market, semi-customized or customized programs and brands for clients who want to distribute prepaid cards through direct, non-retail channels or developing and deploying our own prepaid card programs which can likewise be marketed through direct, non-retail channels such as direct mail advertising or online advertising.  We have developed and are currently marketing three prepaid card programs with our own customized branding, while simultaneously providing the program support for several other custom and semi-custom card programs that have been delivered throughout and prior to 2007.  The program support of the semi-customized and customized card programs includes the transaction management, fraud and risk management and portfolio maintenance that also includes the stock of custom card plastics, marketing collateral and program terms and conditions.

We develop prepaid products which include creating a customer brand or brand awareness for the card, structuring consumer fees, securing bank approvals, producing marketing materials and creating customer websites.  Some of these services are performed by us in-house while others are outsourced to third party providers.  We currently do not provide card processing services, which generally consist of set-up and maintenance of the card and cardholder funds, transaction authorization, processing, clearing and settlement of transactions, cardholder dispute resolution, regulatory compliance, security and fraud control and activity reporting.  These services are performed for us under an agreement with Galileo Processing, our third party transaction processing partner.  The Company pays for the Galileo Processing services under an agreement that include monthly fees for transaction volume, special projects fees and flat monthly support fees.  In addition, our current portfolio of prepaid cards are issued by MetaBank and New Millennium Bank, our banking partners, that represent financial institutions authorized to issue MasterCard® or Visa® products in partnership with us.

With our Company being undercapitalized throughout the second half of 2007, we did not actively market our card solutions and services to prospective customers on a dedicated basis for approximately six months.  This has continued in to the current year, when we began transitioning our core focus to actively exploring and seeking strategic alternatives for the Company.  If or when we get back to marketing our products, we will generate leads from companies and customers that are likely to come from business activities tied to trade shows and conferences, personal contacts of management, business partners and/or contacts made by management to selected companies.

We have been in an exclusive, renewable service agreement with Galileo Processing, Inc. in which they have agreed to process all of our authorization and settlement transactions for our prepaid cards and to handle payments and adjustments to the cards. They also maintain cardholder information, provide customer service, implement fraud control processes and procedures and provide related services in connection with the prepaid cards.  We are obligated to pay a minimum monthly fee for these services, which is credited against the fees payable to them by us for each processing transaction.  During the term of the agreement, Galileo is required to maintain in effect errors and omissions insurance in the aggregate amount of $2,000,000.  The agreement may be terminated by either party if the other party becomes insolvent, if any of the representations or warranties made by the other party in the agreement are inaccurate, if new legal requirements are imposed on cards, if the issuing bank ceases to issue the pre-paid cards, or if Galileo loses its sponsorship with MasterCard® as a certified third-party processor.  In addition, Galileo may terminate the agreement if we fail to make our monthly minimum on our customer accounts.  At this point, the agreement itself is in the one year “roll-over” timeframe and will be subject to renewal in October 2008.

In connection with our processing agreement with Galileo Processing, we have also entered into a non- exclusive agreement with First Federal Savings Bank of Midwest, doing business as Meta Payment Systems, to issue to our customers the prepaid Visa® or MasterCard® products marketed by us.  This agreement permits us to offer the prepaid cards that are issued by the bank.  The design of the prepaid cards is developed by us, but are subject to the bank’s prior written approval.  In addition to issuing the prepaid cards, the bank is responsible for holding and retaining cardholder funds until the funds are used by the cardholders.  The account holding the cardholder funds is an FDIC–insured account and is not accessible by the Company.  The bank is also responsible for maintaining at its own expense a principal license with MasterCard®, Visa®, or any other card network system for which it issues prepaid cards.  We have agreed to pay the bank a monthly minimum fee or a fee based on the monthly gross dollar value of card transactions, as well as transaction fees for PIN-based or ATM transactions.  In return, the bank distributes to us a percentage of the transaction fees collected from the card holders.  The agreement requires us to maintain appropriate comprehensive general liability insurance, errors and omissions and employee theft and dishonesty insurance policies with a limit of not less than $1,000,000 per occurrence.  Either party may terminate the agreement for cause.

We manage our customer accounts and card portfolios through a combination of electronic reporting and transaction monitoring, reviewing the card spending patterns, load volumes and spending frequency reports.  Moreover, these reports outline fraud scenarios and report suspicious activity such as high dollar load transactions.  In addition, we subcontract personnel as needed from our processor or qualified third parties to review fraud transactions and cross check our internal controls and management systems to be certain that the maintenance of the cardholder accounts continues to be administered to the documented guidelines.  As the number of outstanding cards increases, we anticipate that these functions would continue to be outsourced to our processor.

Complementary Financial Products and Services

We are actively engaged in the development of products and services that can be bundled with our core prepaid card products.  These complementary offerings include credit management tools, credit bureau reporting services and prepaid telecommunications products. We have sourced third party providers for these services and we are in the process of negotiating service agreements with three providers for such services.  The basis for developing complementary services and products is to bundle a suite of products on to a single prepaid card that then functions as a turnkey personal financial management tool.  By maximizing the functionality of the prepaid card product, we aim to sustain cardholders for longer periods of time and promote growth of our product via word of mouth by those existing cardholders.  Expanding the prepaid card functionality for current cardholders will also allow us to differentiate our products from others in the market and provide a distinct marketing advantage while providing the cardholders with improved features and functionality.

Competition

The competitive landscape continues to evolve with mergers and acquisitions, company consolidations and new entrants developing and deploying niche market prepaid card solutions with a focus on demographic and ethnic subsets, credit seeking individuals and under and un-banked consumers.  The competitive environment has seen a rise in products and companies across all sales channels, including online, retail, non-retail, mass merchant and independent sales operators.  Although the prepaid industry is still in a growth phase, considerable specialization has begun to occur with the end result delivering a competitive landscape that can be broken into three primary segments:  open, PIN-based semi-open and closed loop product offerings. Most segments are filled with unique competitors and an equally divergent collection of product offerings.

The open segment of the market consists of a fragmented collection of association branded prepaid debit card products.  The common trait within this product segment is that all products carry the MasterCard®, Visa®, American Express®, or Discover® brand on the front of the card giving the product category unparalleled payment acceptance.  Examples of companies that compete within the space are Green Dot Corporation, Net Spend, One Global Finance, Account Now, E-count and E-Comm Link.  Many of these companies share common traits including: well-developed proprietary infrastructure, substantial investment in internal IT resources, significant and/or continual venture capital backing, large scale distribution points, profitability and direct relationships with the associations, such as MasterCard® and Visa®.

Within the context of the prepaid space, “PIN-based or semi-open loop” traditionally refers to a category of products that do not carry a major association branded (MasterCard®, Visa®, American Express®, Discover®) on the front of the card.  These cards are affiliated with the Cirrus, Maestro or Plus networks and are accepted as payment at debit-enabled merchant locations.  Unlike an open loop product, a PIN-based product cannot be used for online commerce.  Several dozen small companies have emerged in this semi-open segment, evolving from the precursor industry of prepaid phone cards.  Included on the list would be companies such as Air Time Technologies, I2C and nFinanSe, amongst others.

Closed-loop product offerings make up the largest collective segment of the prepaid industry in terms of cards issued and transactional volume.  Cards within this segment tend to be focused on specific use applications within a single organization or structure.  The common trait among these products is that they carry no direct payment affiliation to the debit or credit network, and typically are designed as a replacement for paper gift certificates or in limited cases to access merchant specific online content.  Common examples include:  the Starbucks™ gift card and Dave & Busters™ game card.  There are several entrants within this space, most of which are competing only for their own gift card business. Notable providers within the space are Prepaid Systems, Value Link, AT&T and others.

There is a growing degree of competition among companies seeking to acquire interests in prepaid and financial services companies such as those we may target for acquisition or as part of strategic alternatives.  A large number of established and well-financed entities, including large banking and financial institutions, prepaid distributors and aggregators and venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates.  Many of these entities have significantly greater financial resources, industry expertise and managerial capabilities than do we.  Consequently, we may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as competitors may have easier access to capital than do we.  Although entrepreneur-founders of privately held prepaid and financial services companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and industry expertise that we can provide, management believes that it offers unique and attractive set of benefits, including the ability of the remaining founder and operators to preserve their business culture and identity while leveraging the strengths of an acquired company.

In addition, each of the prospective acquired companies will undoubtedly face significant competition in their individual markets.  We believe competition will continue to grow both from new entrants to the market, as well as from existing participants such as banks and processors expanding the breadth of their services into the markets currently underserved.

We believe that competition in the prepaid products and services market is based upon the following factors:
•	Addressing the needs of underserved and un-banked customers;
•	Program flexibility for user-specific needs;
•	Responsiveness to customer demands;
•	Easy product distribution access and usage (i.e. online, telephone, retail, etc);
•	Prepaid expertise;
•	Brand recognition and geographic presence; and
•	Price.

It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, such as Green Dot Corporation, Net Spend, One Global Finance, Account Now, E-count and E-Comm Link.  These competitors include (i) large prepaid product and service providers; (ii) national, regional and local networked retail prepaid service providers that have prepaid services divisions; (iii) fully integrated on-line services companies; and (iv) major venture-backed prepaid firms.  Many of our competitors have expanded their core product and/or service offerings over the past year and increased their focus on new product development and delivery, thus increasing the number of organizations that are providing products and services similar to ours.

As a result of continued competition, we have seen and expect to encounter product or pricing pressure, which in turn could result in reductions in the average selling price of our products and services.  There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the volume of product sales, higher revenue from new products or services, cost reductions or otherwise.  In addition, we believe that continuing awareness and expansion in the prepaid products and services industry could result in increased price pressure and other competition in the industry.

Regulatory Environment

As the prepaid industry continues to grow, we can expect regulatory oversight to expand accordingly.  In related regulatory developments, and in a decision in the case of SPGGC, LLC v. Ayotte, issued August 1, 2006, the US District Court for the District of New Hampshire found that New Hampshire state consumer protection laws do not apply to prepaid gift cards issued by national banks and federal savings associations, even if such cards are marketed and distributed by non-bank third parties. This case is significant in that it could expand the scope of federal preemption of state law beyond the banks and their subsidiaries to agents of federal banking institutions.  At this stage we rely on federal preemption of state laws and as a non-bank third party, maintain a vested interest in the continued scope of federal preemption.  Moreover, the Federal Deposit Insurance Corporation (FDIC) has evaluated comments on whether prepaid card funds should qualify as deposits that must be insured.  Separately, the Federal Reserve Board is considering whether prepaid payroll cards should be covered by Regulation E.  The Office of the Comptroller of the Currency (OCC) issued an advisory letter offering guidance to national banks engaged in payroll card systems regarding appropriate disclosures, error resolution procedures, liability limits for unauthorized use and other issues.

States, too, may initiate consumer protection requirements for prepaid cards, such as caps on certain kinds of fees.  At this time, various states are investigating the feasibility of clarifying existing regulations for prepaid products.  Although there may be additional regulations at both the state and federal level, outlined below are the key risks associated with the prepaid industry:

•
Federal laws:  There are cases in courts that are working to determine the applicability of the preemption doctrine as it relates specifically to the conflicts of federal and state laws governing prepaid and prepaid cards.  As the court cases are settled, there will be increased clarity to the application of the doctrine of federal preemption governing the prepaid industry and may result in or alter the compliance and regulatory climate across the industry.

•
State laws:  States such as Pennsylvania, Connecticut and Maryland are proactive in defining and regulating the prepaid industry and serve as benchmarks for other states currently in the process of defining the regulatory aspects of the emerging industry.  These laws are designed to protect consumers and regulate the legitimate businesses in conducting business in the prepaid space.  On a state-by-state basis, each state may elect to further refine the regulatory scope and enact new laws to manage stricter compliance in the growing prepaid arena.

•
Money transmitter laws:  Many states engage in the regulation of the transfer or transmittal of money.  Oftentimes this type of transaction is regulated by the state banking authorities to ensure consumer protection.  As prepaid makes an increased presence in the transactional marketplace, it could be expected that further regulatory guidelines will be established to monitor industry compliance.

•
PATRIOT Act:  This law was enacted by the United States’ government to provide further investigative tools to Justice Department authorities attempting to prevent acts of terrorism.  This legislative action is a potential risk for the prepaid industry as new laws governing information collection could be further changed.  Under the auspices of current law, the PATRIOT Act regulates the submission of appropriate personal identification for applications on all non-anonymous prepaid products.  As an extension of the PATRIOT Act, there is a subsequent Bank Secrecy Act, which may pose a future risk as the regulatory climate changes in response to further refining the existing laws.

Intellectual Property

As of March 21, 2008, we had no additional trademark registrations or pending trademark applications in the United States.  Our existing trademarks include Trycera Financial® and TF (stylized and/or with design)® and Finium®.  In December 2007, we abandoned the pending application for our Tru Platinum brand as we disposed of the asset in the fourth quarter 2007.

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

Strategic Acquisitions

Management continues seeking potential acquisition candidates and working with companies to evaluate strategic alternatives.  We have commenced preliminary discussions to enter into a letter of intent for a possible merger or business combination with another business entity which, if consummated, could lead to a change of control of our company.  These discussions continue and no plans have been finalized.  Nevertheless, our board of directors has authorized certain merger or combination terms as guidelines in these discussions, including completion of fund raising by the other entity and the allocation of a portion of these funds to the business of our company.  However, a letter of intent has not been finalized or executed by either party and there are currently no binding agreements, arrangements, or understandings with respect to this or any other acquisition, merger, or business combination, nor can an assurance be given that we will ever consummate any such transaction.

Selection Criteria for Acquisition Targets

Prospective acquisitions will be selected for their profitability, product mix, market position, customer base, card portfolios and management team experience.  We attempt to negotiate acquisition terms which will limit financial risk to our shareholders by setting specific performance milestones in order for the target company’s owners to receive full purchase consideration.

Management intends to consider a number of factors prior to making any final decision as to whether to purchase a company or to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.

Selection Process for Acquisitions

           The selection of a business opportunity in which to participate is complex and risky.  Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities.  There can be no assurance that we will be able to identify and acquire any additional business opportunity based on management’s business judgment.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys and others that may present unsolicited proposals.  In certain cases, the Company may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates.  Such persons may include our directors, executive officers, beneficial owners or our affiliates.  In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.  Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

The possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or our affiliates may have an ownership interest.  Our current policy does not prohibit such transactions.  Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Employees

At March 21, 2008, we had two full-time employees, namely our COO, CFO and Principal Executive Officer, Bryan Kenyon, and one other team member, Alex McClure whose role is Director of Product Development.

ITEM 2.  DESCRIPTION OF PROPERTY

Our administrative offices and headquarters, consisting of a direct mail suite, are located at 2560 E. Chapman Avenue, Suite 404, Orange, CA  92869.  We prepaid for a six month payment and will maintain a monthly renewal as required thereafter.  The prepayment was $106.00 and any meetings or in-person sales and related visits will be hosted at the Office of the Chairman.

ITEM 3.  LEGAL PROCEEDINGS

In February 2007 we received a letter from a law firm representing Meridian Enterprises Corporation (“Meridian”), the owner of U.S. Patent No. 5,025,372 (the “372” Patent”).  The letter claimed that we may have infringed on the 372 Patent applicable to card-based incentive programs.  On April 7, 2008, we received notification from Meridian that because our cards are only used by consumers and not as a means for delivering an award in conjunction with an incentive award program, there would be no further inquiry into our possible infringement of the patent.  Management has deemed this matter concluded.

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  We have not received a copy of the complaint.  Upon receipt of the complaint, management intends to assess the company’s alternatives in filing an answer and defending against the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares have been approved for quotation on the OTC Electronic Bulletin Board since July 19, 2006, although no trades occurred until September 2006.  Only a limited number of shares have traded since the commencement of trading in September 2006.  Our common stock is currently traded with the trading symbol of “TRYF”.  The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2006
	First
	Second
	Third	$1.50	$1.25
	Fourth	$3.25	$1.70

FISCAL YEAR ENDED DECEMBER 31, 2007
	First	$1.70	$1.25
	Second	$1.07	$0.55
	Third	$1.01	$0.36
	Fourth	$0.36	$0.13

We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. As a small nano-cap public Company, the public market for our securities is not yet efficient and there remain a limited number of active market makers in our stock.  Of those market markers that are active in our stock, there is typically a wider than normal variance in the bid/ask prices quoted publicly for our securities.

Factors such as the following could also have a significant adverse impact on the market price of our common stock:
  Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
  Our financial position and results of operations;
  Concern as to, or other evidence of, the reliability of our products and services or our competitors’ products and services;
  Announcements of innovations or new products or services by us or our competitors;
  U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;
  Banking regulatory actions and the impact of such requirements on our business;
  The development of litigation against us;
  Period-to-period fluctuations in our operating results;
  The issuance of new equity securities pursuant to a future offering or acquisition;
  The issuance of new equity securities pursuant to a future offering or acquisition;
  Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  Investor perceptions of us; and
  Investor perceptions of us; and
  General economic, market and other local, regional, national and international conditions.

Holders

At March 21, 2008, we had 121 shareholders of record as reported to us by our transfer agent.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent.

Dividend Policy

Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

Sales of Unregistered Securities

During the year ended December 31, 2007, except as noted below, and except as previously reported by us in our quarterly reports on Form 10-QSB or current reports on Form 8-K during the year, the following securities were sold by us without registering the securities under the Securities Act:

•
On June 15, 2007, we initiated an offering of up to 1,000,000 shares of common stock for gross proceeds of $1,000,000.  As a result of limited interest into the June offering, on September 26, 2007 we initiated an offering 4,000,000 shares of common stock for gross proceeds of $1,000,000.  The offering terminated on December 31, 2007, after having sold 540,000 shares for a total of $135,000.  Each investor in the offering also received stock purchase warrants at a rate of 50% of the shares purchased.  The warrants are exercisable through September 10, 2014, at $1.25 with certain incentive discounts to the exercise price available through September 10, 2011.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Since the last reported sales in this offering, and through the closing date of the offering, the following securities were sold :

Name	Number of Shares	Number of Warrants	Amount
Alan Knitowski	300,000	150,000	$75,000

Mr. Knitowski was an accredited investors as defined in Rule 501 of Regulation D at the time of the purchase.  He delivered appropriate investment representations with respect to the purchase of the securities and consented to the imposition of a restrictive legend upon the certificates evidencing such shares and warrants.  The investor represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investor further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sale of these securities.

Purchases of Equity Securities

There were no purchases made during the fourth quarter ended December 31, 2007, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our common stock.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have commenced preliminary discussions on the sale of the Company and entered into a letter of intent for a possible merger or business combination with another business entity which, if consummated, could lead to a change of control of our company.  These discussions continue with the letter of intent in place, yet no definitive agreements have been finalized.  Nevertheless, our board of directors has authorized certain merger or combination terms as guidelines in these discussions, including completion of fund raising by the other entity and the allocation of a portion of these funds to the business of our company.  However, and while the letter of intent has been executed by both parties there are currently no binding agreements, arrangements, or understandings with respect to this or any other acquisition, merger, or business combination, nor can an assurance be given that we will ever consummate any such transaction.

Results of Operations

In 2007, we grew revenue 168% over the prior year.  The growth of revenue was attributed to core prepaid growth in one particular channel, debt management, and largely occurred in the first quarter 2007.  In efforts to boost per card revenues and further add new revenue sources to offset costs, which were down across all segments on a comparable basis from 2006 to 2007, we continued throughout 2007, to identify, promote and offer a suite of  complementary financial products and service offerings, notably an alternative payment reporting platform and an identification verification solution.

Near the end of the first quarter 2007, we uncovered that our primary revenue generating partner, IMG, had no reasonable ability to pay for the related services and performance.  Concurrently, IMG had brought other card marketers into the business of marketing cards and those companies were subsequently not willing to pay for the services provided by the Company.

While working closely with IMG, a program card marketer, we continued to materially reduce our overall revenues throughout the year and specifically after the first quarter 2007, by suspending services for the flagship IMG program: the Plan First Financial Solutions (PFFS) product.  After numerous attempts were made to reach an accord with all IMG and related parties, and as a direct result of ongoing non-payment for services by IMG and related parties, we moved in the third quarter to close programs or directly sign agreements with the sub card marketers of  two of the four IMG cards under their original card marketer stewardship, of which the PFFS product was the largest.  At the end of the third quarter we were actively engaged in negotiating agreements between Valor Card International and InControl.

The collective programs under the IMG umbrella represented a focus on the debt management space and their card offerings were related to actively helping individuals manage personal debt and create a financial tool that allowed the prepaid card to streamline bill payments and proactively manage alternative financial solutions.  While the development of the IMG programs allowed us to introduce a multi-purse card where there is a general purpose spending purse, a managed bill payment (debt management) purse and a savings purse, the non-payment for services by IMG and the related card programs have materially and adversely impacted the operations of our Company.  The suspension of this single program eliminated more than 30,000 active accounts and more than $100M in annualized gross dollar volume, where gross dollar volume is the amount of money loaded onto the accounts in this portfolio.  A significant resource allocation was committed in the second and third quarters to resolve the ongoing issues of non-payment with IMG and we continue to consider actions to recover the outstanding receivables due.  As the year closed, however, there was limited progress on arriving at a solution and further legal actions may be required in order to receive payment for our services.  In parallel, and to offset this unfavorable impact, we reserved the entire outstanding receivable balances as bad debt in order to realize and reflect the current non-payment of the services provided.

Concurrently, we previously recognized that a collateral benefit of working with IMG was the  development and deployment of the multi-purse card that would allow future program card marketers the opportunity to create offerings that could segregate funds loaded onto prepaid cards and further enhance program specific functions to facilitate spending and savings on one card.  After further discussions with the issuing bank, MetaBank, we have determined that this benefit has been marginalized by problems directly related to Plan First Financial Systems and the Plan First prepaid program.  As of the date of this filing there remain ongoing disputes by both related to the non-payment for services provided by Trycera.  As a result, Trycera as worked with the principals of IMG to amicably resolve the outstanding balances.  Furthermore, and as a result, we will only support our existing multi-purse programs and will not pursue future multi-purse programs until we receive an endorsement or guarantee of approval from MetaBank to issue cards with such features and functionality.  To that end and pursuant to ongoing discussions and communications with MetaBank, we notified all Plan First Financial Solutions and National Foundation for Debt Management cardholders that effective December 1, 2007, their cards were no longer valid, that each account has been closed and the remaining funds refunded were to them.  At December 31, 2007, the card portfolios had been closed and the entire Plan First Financial Solutions and related program was permanently shut down.

During the first quarter and up through stages of the third quarter, we attempted to continue our focus on card and portfolio aggregation while managing through this material program suspension that unfavorably impacted results in the second quarter and expanded the unfavorable results during the third quarter.  The loss of our CEO, combined with undercapitalized operations and the resulting human resource constraints, only served to further strain the ability of the remaining staff to effectively manage business operations.

During the first three quarters, we finalized development and deployment of the only two OEM programs with our other issuing bank partner, New Millennium Bank.  By working closely with New Millennium Bank, we were able to offer a predictable fixed cost pricing solution that provided our program partners the flexibility of working with wide reaching prepaid programs and align cardholders with a progressive state bank.  The two programs developed and that have been issued through Mew Millennium Bank include a money share program offered by Transfers4Less and a payroll program offered by Payroll Capital.  While the card marketers are working to aggregate sustainable card portfolios, each has resulted in challenges to the Company, as both programs are highly dependent upon approvals and card feature development outside of our control.  Approvals are required from MasterCard on the association level, New Millennium Bank on the issuing bank level and Galileo on the processor level.  Additionally, feature development is required from Galileo on the processor level.  We continue to work with each of these companies on behalf of our customers as Program Manager, but are ultimately not able to proceed to market without their approvals and completion of the required feature development.  In some cases, such as feature development tied to overdraft technology, we have delayed and waited for over 6 months past the original scheduled delivery date provided by our processor.  This delay has not only had a material impact to our customer, but it has also prevented them from selling or issuing cards to their customers and targeted channels.  Similarly, and as a result, our Company has been materially adversely affected by these delays and has been unable to generate any prepaid card income during this period for this program.  Likewise with Transfers4Less, there have been programming delays on the side of the processor that have been compounded by “feature-creep” with the card marketer.  Originally designed as an OEM platform, the Transfers4Less product has now morphed into a hybrid custom solution and has resulted in cost overruns and strained resources.  Furthermore, as the “feature-creep” continues to be a focal point of the discussions, the principal of Transfers4Less is adamant that they are owed restitution for certain program efforts.  We have rebuffed the claims and continue to work with both Transfers4Less and the processor to reach an agreeable solution.

During the second half of 2007 we had moved to foster momentum with our alternative payment reporting product and service branded under the name My Full Credit.  We actively worked with sub-prime mortgage lenders to deliver the product as a complement to their financial wellness packages being offered in conjunction with loan delivery.  While no specific agreements were finalized in the third or fourth quarters, we did partner with two companies to pilot the program and streamline the product delivery process.  The product and service is sold primarily as a bundled offer, where a company prepaid card is provided to support the payments that are reported by the My Full Credit alternative payment reporting product.  This complementary product and service program allows participants to report non-traditional payments to over 140 national credit reporting agencies.  A majority of the payments and transactions provided to the national credit reporting agencies under this program would include rent, gas and electric, cable TV, phone/wireless and utilities (water, sewer and trash).  By providing such non-traditional payment information, My Full Credit allows credit reporting agencies to potentially better understand and evaluate an individual’s consumer credit behavior and in turn offer an ability to report alternative scores that may or may not help facilitate credit granting decisions by prospective credit lenders.  In the third quarter, the My Full Credit continuing development incurred expenses in excess of $5,000, much of which was planned to be recouped when additional revenue streams were realized in the fourth quarter 2007.  However, pressures tied to the underlying macroeconomic and business environment impacting the Company, coupled with our inability to secure additional funds to market and grow the core portfolio, resulted in no amount of material sales of My Full Credit for calendar year 2007.  Efforts were particularly refocused during the fourth quarter, but it was evident that conversion rates and the stickiness of the product were not resonating with any particular companies, least of all those in the sub-prime mortgage sector and especially those falling victim to the ongoing global credit crunch.

In the third quarter we also refined our basic business paradigm by electing to discontinue offering our semi-customized OEM platform and instead focusing on more direct-to-consumer channels.  By refocusing away from OEM offerings, we were able to free up resources, mitigate program development timeframe delays and minimize interaction with third party card marketers who are not revenue generating. Developed originally in the middle of 2006, this turnkey prepaid solution was designed to showcase our ability to deliver a feature-rich turnkey prepaid card program in a timeframe (90 days or less) that was believed to create a competitive advantage for us.  However, the changing prepaid landscape, coupled with the general failure of the OEM offering as a sustainable and profitable platform, required us to get more proactive and refine a strategy to engage consumers directly.  Current programs running under this platform will continue to be serviced under the terms of original agreements, but as OEM marketing and services agreements expire, the Company intends to offer card marketers the opportunity to convert to more standardized programs or reselling arrangements, deconvert or to discontinue their program(s) entirely.

Another key issue to recap for the year ending December 31, 2007, has been the accumulation of accounts receivables by our custom and semi-custom or OEM program card marketers.  A sizable portion of our accounts receivable balances remain outstanding from the first, second and third quarters for 2007.  While much of the balances have been offset by bad debt reserves, the growing days sales outstanding (DSO) also contribute to cash flow constraints.  As a result, we have worked for the balance of the third and fourth quarters to collect such outstanding invoices and receivables.  Despite our efforts, few payments have been delivered and we are now evaluating any and all options, including and up to suspension of services or cancellation of card programs in their entirety.  With respect to accounts payable, we no longer have any way to actively service our key vendors and primary business drivers such as banking, processing and card fulfillment.  The accounts payable has grown significantly as a result of our primary vendor costs, third party consulting and outsourcing costs.  As early as the end of the third quarter we began delaying payments to certain vendors and continued evaluating the operations for ways to reduce costs.  Despite those efforts, we continue to currently have no ability to service our key costs and unless a strategic alternative is executed, could be in jeopardy of defaulting on a number of payment obligations which may or may not directly affect our ability to continue operations of the Company.

The existing financial state of our Company has directly resulted in missed business opportunities throughout 2007, including renegotiating a new processor agreement with our existing processor (Galileo), creating a redundant processor agreement with a new processor, establishing new banking relationships with both federally chartered and state chartered issuing banks, executing pay-per-application online sales initiatives and executing opportunistic mergers and acquisitions.  As an example, we attempted to close the acquisition of a small portfolio of cards under a signed LOI from E-Count, a wholly owned subsidiary of Citibank, but were unable to execute the definitive agreements because the issuing bank would not consent to the transaction.  This theme continues to prevent us from being able to execute our business model, as the underlying approvals for all programs, products and services are not directly within our Company’s control.  As a result, and even when we win new business, new customers or new contracts, we remain challenged in being able to go to market and monetize the opportunities because the timing of our launches are controlled by numerous third parties.

At a macro level, the landscape for prepaid cards and services has changed rapidly, and as a small Company we are struggling to adjust our business model to address the new requirements demanded by both issuing banks and processors.  Namely, most issuing banks and processors are consolidating and transitioning their prepaid units to having tens of customers doing millions of debit cards or transactions from a historic convention of having hundreds to thousands of customers doing tens of thousands of debit cards or transactions.  As a result, our programs are experiencing unusually long and seemingly punitive delays in getting the requisite approvals in order for us to take the programs to market and ultimately monetize our investments in these initiatives.  Thus, these delays are causing a material adverse impact to our revenues and our operations as we can no longer predict with any certainty the timing associated with getting any individual program to market.  Furthermore, because we no longer fit into the customer profile desired by the issuing banks and processors, we are typically lower in the priority queue for gaining the approvals needed in order to execute our business model.  To this end, our primary issuing bank, MetaBank, has communicated its desire to renegotiate its 5 year agreement with us to implement terms and pricing that are less favorable to our Company.  The Company is in agreement with the bank that the agreement needs to be renegotiated, but there has been only limited progress on executing a new bank agreement thus far.   Unfavorable changes to the agreement, or an unwillingness on the part of MetaBank to continue issuing new cards on behalf of the Company, or contribute to program delays through lagging approval processes, would both have a further material adverse affect on our business.  Compounding these adverse impacts during the third quarter remains a level of uncertainty with our primary issuing bank relationship with MetaBank.  As the issuer of the Plan First prepaid program, MetaBank is not comfortable with the ongoing disputes between us and Plan First Financial Solutions (PFFS).  PFFS has more than once contacted MetaBank to make certain claims and assertions against us.  These ongoing claims made by PFFS have resulted in detailed discussions between us and the bank to justify our position and communicate that our actions fall within the guidelines of the bank.  Furthermore, since our active card portfolio is comparatively small on the bank scale and requires a high amount of attention for approval and management purposes, there has been an unintended result of contributing to the underlying uncertainty.  While management met face to face with key bank personnel late in the fourth quarter, we are cognizant that the accumulation of events has contributed in potentially material changes to our primary issuing bank relationship.

In parallel, we continued to develop a significant relationship with a new card marketer in the third and fourth quarters.  This relationship is important as the card marketer has a large amount of card related deal flow for us.  However, due to the challenges facing our business, it is possible that we will not be able to deliver on all of the programs as specified between us and the card marketer.  In the case where we cannot service all of the requirements, we may be forced to transfer, assign or otherwise refund certain portions of program development and implementation fees.

In addition, our key processing partner, Galileo Processing, continues to adversely impact our primary prepaid card business.  As originally reported in quarterly filings in 2007, program launches are delayed and behind schedule as a direct function of delivery delays related to processing platform features and functionalities, specifically including dual card functionality and overdraft protection.  As a constraint of the functionality, a key loading partner, IPP, has only recently resurfaced as a loading option on the Galileo platform. Whereas previously load capabilities were real-time in nature, there is now a 48 hour hold on the funds being loaded to a cardholder account.  This delay has caused a program specific issue and has yet to be remedied.   Moreover, integration timing and scalability constraints have also contributed to the IMG program suspension and continue to affect program launches and projected implementation lead times.  While we work closely with our processing partner, we have been unsuccessful in raising further capital to build an infrastructure and middle ware that enables more control for the Company and provides a more turnkey solution that will allow the Company flexibility to rely on less processing resources.  These constraints and delays have had a material and unfavorable impact on the operations of the Company and have directly contributed to the lack of sustainable success of the Company.

Separately, our wholly owned subsidiary, isleCORE Systems, located in Honolulu, Hawaii, was disposed during the first quarter and provided no new incremental revenues for the remainder of 2007.  We continued to carry accounts receivable throughout the third and fourth quarters and subsequently received payment in the first quarter of 2008.  IsleCORE has been treated as a discontinued operation and the Consolidated Statements of Operations reflect such treatment.

Revenue

Revenue was $2,215,369 and $827,302 for the years ended December 31, 2007 and 2006, respectively, representing an increase of $1,388,067 or 168%. Our 2007 product launches coupled with marketing efforts resulted in improved revenues through the addition of new customers for our customized and semi customized program solutions and increased sales of our branded card products and services. We have also contracted with additional third party distributors and online marketers which have the potential to generate additional revenue in the future quarters.

Cost of Sales and Gross Profit

Cost of sales was $1,895,910 and $815,217 for the years ended December 31, 2007 and 2006, respectively, representing an increase of $1,080,693 or 133%.  The increase was attributed to the growth of the card production, distribution costs and transaction processing costs.

The resulting gross profit was 14.4% and 1.5% for the years ended December 31, 2007 and 2006, respectively. Management expects gross profit margin to improve as it achieves economies of scale in the cost of processing accompanied by the increased margin in the customized and semi customized program solutions and increased sales of our branded card products and services.

Operating expenses

Operating expenses were $1,401,063 and $1,080,821 for the years ended December 31, 2007 and 2006, respectively, representing an increase of $320,242 or 30%. The major components of operating expense are salaries and wages (26%) general and administrative (17%) professional fees (27%) and stock based compensation of $152,741.

Salaries and wages expense was $362,208 and $446,986 for the years ended December 31, 2007 and 2006, respectively, representing a decrease of $84,778 or 19.0%. The decrease resulted from the reduction of support staff in 2007, the departure of the co-founder and CEO, Matthew S. Kerper, in addition to resignation of the Controller in early 2006, which role is now being handled by a third party service provider.

General and administrative expense was $238,152 and $211,340 for the years ended December 31, 2007 and 2006, respectively, representing a decrease $26,812 or 12.7%. The decrease resulted from a significant decrease in postage and mailing as we curtailed the operations of our direct mail operation in addition to a concerted effort by management to review all spending in an effort to reach cash neutral position.

Professional fees and expenses were $375,846 and $246,764 for the years ended December 31, 2007 and 2006, respectively, representing an increase of $129,082 or 52.3%.   The increase resulted from the inclusion of additional expenses associated with a third party accounting service provider. Included in this number is $107,650 in the form of non cash compensation resulting from the issue of stock grants for services.

Stock based compensation was $152,741 and $146,416 for the years ended December 31, 2007 and 2006, respectively, representing an increase of $6,325 or 4.3%. The net increase is a combination of the number of options vesting in 2007 as compared to 2006 combined with valuation of these options.

Other income (expense)

Other income (expense) was ($318,392) and ($245,230) for the years ended December 31, 2007 and 2006, respectively.  The main component of other expense is the financing costs which resulted from the issuance of warrants attached to the shares offered in the Company’s last private placements. The financing costs are calculated using the number of warrants and the Black-Scholes model. Financing costs were $342,925 and $247,845 for the years ended December 31, 2007 and 2006 respectively.

Discontinued Operations

As previously stated the Company sold its isleCore operations effective March 31, 2007. The total loss resulting from these operations were $20,809 and $47,050 for the periods ended December 31 2007 and 2006 respectively.

Net loss

We incurred net losses of $1,421,605 and $1,361,816 for the years ended December 31, 2007 and 2006, respectively.  Despite the addition of cardholders and programs the constant churn of our existing cardholder base coupled with decreasing sales of our branded products and  a lack of sustainability with our complementary reporting and ID verification services, we do not expect to improve on gross profit margins and do not anticipate any foreseeable profits in 2008 or beyond.

Liquidity and Capital Resources

As of December 31, 2007, cash totaled $72,625 as compared with $87,193 cash or cash equivalents at December 31, 2006. Cash used in operations was $634,568 and was offset by $590,000 of cash from financing and $30,000 in cash provided from the sale of IsleCore and other assets.  Cash used by operations was $634,568 and decreased by $108,394 from the comparative prior year period. The decrease resulted from a larger net loss for the year ended December 31, 2007, offset by increased non cash expenses. Cash provided by financing was $590,000 and decreased by $43,515 from the comparative prior year period. The decrease resulted from the additional funds raised in private placements throughout 2006.

Working capital was $(137,300) at December 31, 2007, as compared with working capital of $15,831 at December 31, 2006. This decrease in working capital was a result primarily of using cash balances for operations to support product development, cost of sales, and revenue growth.

Management believes that the current lack of possessing a sustainable card portfolio, combined with the continued undercapitalization of the Company, has resulted in a shift in the operational business focus to that of existing card program maintenance only.  All primary operational efforts are currently prioritized on seeking a strategic alternative for the Company in order to continue operations beyond April 2008.  The Company is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis much beyond the filing deadline of this annual report.  As previously disclosed in the Company’s quarterly report on Form 10-QSB for the third quarter of the Company’s 2007 fiscal year (the “Third Quarter 10-QSB 2007”), ongoing program and approval delays, non-payment for services, operational challenges and an inability to raise capital have all contributed to the current uncertainty and viability of the business going forward. All recent individual and institutional efforts to raise additional new capital have been unsuccessful and there can be no assurances that this will change in the short term due to the challenging market conditions for both private and public financing and the current state of the Company’s business and operations.

At this time, the Company is attempting to maintain its current operations while it pursues strategic alternatives.  The Company’s Board and management are actively exploring strategic alternatives that would preserve its core business, and are also considering options associated with the pursuit of a reverse acquisition should no other strategic alternatives present themselves that would preserve the Company’s current business operations.  Should a reverse acquisition ultimately be pursued or executed, it would likely result in a change to the Company’s underlying business model, a change in control, a change in management, a sale of assets, a merger with another entity or some other combination that may result in the disposal of all or substantially all of the Company’s prior business to one or more third parties.  At this time, there is one known opportunity that would preserve the existing business operations of Trycera.  This opportunity has resulted in the execution of a letter of intent as filed under Form 8-K on April 4, 2008.  There can be no assurance that management will be successful in executing any binding or definitive agreements beyond the currently executed LOI, nor can there be any assurance that it will close the transaction formally.  Should the pursuit of strategic alternatives fail to deliver a viable migration strategy to the Company or its stakeholders, then the Board and management may seek to initiate an orderly liquidation of the Company, some combination of these transactions or other legal options that may be available.  In addition, should alternatives fail to deliver a viable strategy, the Board and management will attempt to contact vendors to reduce or eliminate any and all contracted service costs or otherwise negotiate or settle outstanding debts or obligations using non-cash instruments such as stock.

On April 4, 2008, the Company received $67,500 of financing in the form of senior bridge notes, including the $37,500 related to the performance on the Letter of Intent executed by and between U.S. Social Scene (USSS) and Trycera as disclosed under Form 8-K on April 4, 2008.  In addition, the Board of Directors is working closely with Company investors to deliver a pro rata bridge financing by prior investors.  The capital proceeds will be used for sustaining the ongoing operations and to allow the Company to continue efforts to finalize a material definitive agreement with USSS.  Furthermore, the USSS group has informed the Company of their intent to fund their $37,500 pursuant to the Letter of Intent the week of April 14, 2008.

As stated previously, the Company currently does not have any agreement with a potential acquiror or merger partner in place and there can be no assurance that such an agreement can be reached on terms acceptable to the Board of Directors, or at all.  Furthermore, the Company does not have sufficient cash to meet its working capital needs while it pursues its strategic alternatives beyond early April 2008, unless bridge financing is provided, internally or externally.  Currently there are discussions ongoing relative to this bridge financing, but as of this date there are no specific agreements in place and no monies raised.  Should any efforts by the Board and management not prove successful, the Board and management will explore any and all remaining alternatives for the Company, whatever they may be.

Off-Balance Sheet Arrangements

During the year ended December 31, 2007, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. This standard requires the expensing of all share-based compensation including options, using the fair value based method. We adopted 123R under the modified prospective basis on January 1, 2006.

Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to our Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of our Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in federal, state or municipal laws governing the distribution and performance of financial services; changes in money transmitter laws and regulations; changes in money service business laws and regulations; pending litigation that may result in material change(s) to the prepaid business and industry; unforeseen portfolio fraud and risk management; a general economic downturn; our growth phase of operations; reliance on third party processors and product suppliers; reliance on nationally chartered or state chartered banks; the inability to locate suitable acquisition targets; and other risks and uncertainties.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements required by this item are set forth immediately following the signature page of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No information is reportable pursuant to this item.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Principal Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2007, using the general criteria outlined in the Sarbanes –Oxley Small Business Guide as posted on the Securities and Exchange Commission website.  Based on the general criteria, Management asserts and confirms that their close involvement in the controls of the daily operations and transaction flows are an adequate means of control and demonstrate reasonable effectiveness.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 8B.  OTHER INFORMATION

No information is reportable pursuant to this item.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 10.  EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to our Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 13.  EXHIBITS

The following exhibits are included as part of this annual report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended June 14, 2004	8-K	000-30872	3.1	June 15, 2004
3.2	Current Bylaws	10-QSB	000-30872	3.2	August 16, 2004
4.1	Form of Common Stock Certificate	10-SB	000-30872	4.1	July 21, 2000
4.2	2004 Stock Option/Stock Issuance Plan *	8-K	000-30872	4.2	May 13, 2004
4.3 & 10.7	Grant of Stock Option Form used pursuant to the 2004 Stock Option/Stock Issuance Plan	10-KSB	000-30872	4.3	April 7, 2006
4.4	Form of Series A Common Stock Purchase Warrant, as amended	10-KSB	000-30872	4.6	April 7, 2006
4.5	Form of Series B Common Stock Purchase Warrant	10-KSB	000-30872	4.7	April 7, 2006
4.6	Description of Registration Rights for investors in offerings dated September 20, 2005, and January 3, 2006	10-KSB	000-30872	4.8	April 7, 2006
10.1	Employment Agreement with Matthew S. Kerper *	8-K	000-30872	10.7	June 9, 2004
10.2	Employment Agreement with Bryan Kenyon*	8-K	000-30872	10.8	June 9, 2004
10.3	Service Agreement dated September 9, 2004, with Galileo Processing, Inc. (Confidential treatment has been requested for a portion of this exhibit)	10-KSB	000-30872	10.12	April 15, 2005
10.4	Marketer Agreement dated October 5, 2004, with First Federal Savings Bank of Midwest (Confidential treatment has been requested for a portion of this exhibit)	10-KSB	000-30872	10.13	April 15, 2005
10.5	Marketer Agreement dated August 8, 2006, with New Millennium Bank (Confidential treatment has been requested for a portion of this exhibit)	10-KSB	000-30872	10.5	April 2, 2007

10.6	Office Rent Agreement dated January 2, 2007, with Curo Capital, LLC	10-KSB	000-30872	10.6	April 2, 2007
14.1	Code of Ethics	8-K	000-30872	14.1	August 26, 2004
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Chief Financial Officer					X

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $28,265 and $24,925, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.  These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006.

Audit Committee

           Two of the four members on our Board of Directors functions as our audit committee. All of the services described above in this Item 14 for the year ended December 31, 2007, were approved by the Audit Committee.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
SIGNATURE PAGE FOR PARTIES FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trycera Financial, Inc.

Date April 14, 2008	By:	/s/ Bryan W. Kenyon
Bryan W. Kenyon
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	/S/ Bryan W. Kenyon
Bryan W. Kenyon, CFO and Director (Principal Executive Officer)

Date: April 11, 2008	/S/ Luan Dang
Luan Dang, Director

Date: April 14, 2008	/S/ Alan S. Knitowski
Alan S. Knitowski, Director

Date: April 11, 2008	/S/ Randy Cherkas
Randy Cherkas, Director

Consolidated Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2007 and 2006

TRYCERA FINANCIAL, INC.

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Trycera Financial, Inc.

We have audited the accompanying balance sheet of Trycera Financial, Inc. as of December 31, 2007and 2006 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trycera Financial, Inc. at December 31, 2007and 2006 , and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Trycera Financial, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, Trycera Financial, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 7, 2008

3

Trycera Financial, Inc.
Consolidated Balance Sheets
	December	December
	31, 2007	31, 2006

Assets
Current Assets
Cash	$72,625	$87,193
Accounts Receivable, net	30,931	86,628
Prepaid Expenses and other current assets	29,853	12,429
Client ACH Reserves	5,000	5,000
Total Current Assets	138,409	191,250

Property & Equipment, net	9,751	18,395

Other Assets
Deposits	0	12,507
Definite Life Intangible Assets, net	2,159	38,542

Total Other Assets	2,159	51,049

Total Assets	$150,319	$260,694

Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$126,629	$71,452
Portfolio reserves	34,202	25,425
Accrued Expenses	114,878	78,542
Line of Credit	-	-

Total Current Liabilities	275,709	175,419

Total Liabilities	275,709	175,419

Commitments	-	-

Stockholders’ Equity (Deficit)

Preferred Stock, 20,000,000 Shares Authorized,
$.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 9,250,302 and 7,582,302 Shares
Issued and Outstanding, Respectively	9,250	7,582
Additional Paid In Capital	5,184,500	3,886,852
Prepaid Stock Compensation	(88,376)	-
Accumulated Deficit	(5,230,764)	(3,809,159)
Total Stockholders’ Equity (Deficit)	(125,390)	85,275
Total Liabilities & Stockholders’ Equity (Deficit)	$150,319	$260,694

The accompanying notes are an integral part of these consolidated financial statements.
4

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December	December
	31, 2007	31, 2006

Revenues
Stored Value	$2,215,369	$827,302
	2,215,369	827,302

Cost of Sales	1,895,910	815,217
Gross Profit	319,459	12,085

Expenses
Depreciation and Amortization	10,911	17,858
Salaries and Wages	362,208	446,986
Stock Based Compensation	152,741	146,416
Professional Fees	375,846	246,764
Bad debt expense	261,205	11,457
General & Administrative	238,152	211,340

Total Expenses	1,401,063	1,080,821

Loss from Operations	(1,081,604)	(1,068,736)

Other Income (Expenses)
Interest, income	1,094	1,468
Interest, expense	(878)	(2,853)
Financing costs	(342,925)	(247,845)
Other income (expense)	24,317	4,000
Total other Income (expense)	(318,392)	(245,230)

Loss from Continuing Operations before tax	(1,399,996)	(1,313,966)
Income tax	800	800
Loss from Continuing Operations	(1,400,796)	(1,314,766)

Discontinued Operations
Loss on disposal of Discontinued Operations	(27,852)	(47,050)
Gain (Loss) from Discontinued Operations	7,043	-
Total gain (loss) from Discountinued Operations	(20,809)	(47,050)

Net Loss	$(1,421,605)	$(1,361,816)

Basic earnings per share:

Loss per share Continuing operations	(0.17)	(0.18)
Loss per share Discontinued operations	(0.00)	(0.01)
Net Loss per share	$(0.17)	$(0.19)

Weighted average shares	8,266,850	7,252,169

The accompanying notes are an integral part of these consolidated financial statements.
5

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December	December
	31, 2007	31, 2006
Cash Flows from Operating Activities
Net Loss	$(1,421,605)	$(1,361,816)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations;
Depreciation and amortization	23,535	21,354
Depreciation and amortization on discontinued operation	581	-
Impairment of intangible assets	-	25,000
Bad debt expense	-	11,457
Gain on sale of assets	(24,317)
Loss on sale of discontinued operations	27,852	-
Stock issued for services	112,650	84,067
Stock options and warrants	495,666	394,261
(Increase) decrease in accounts receivable	55,697	1,726
(Increase) decrease in prepaid and other current assets	(17,424)	30,357
(Increase) decrease in deposits	12,507	(3,300)
Increase (decrease) in accounts payable	55,177	18,983
Increase (decrease) in portfolio reserves	8,777	25,425
Increase (decrease) in accrued expenses	36,336	31,715
Increase (decrease) in unearned revenue	-	(22,191)
Net Cash Used by Operating Activities	(634,568)	(742,962)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(13,686)
Proceeds from sale of assets	25,000	-
Proceeds from disposal of discontinued operations	5,000	(1,197)
Net Cash Provided (Used) by Investing Activities	30,000	(14,883)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	590,000	648,000
Payments made on line of credit	-	(14,485)
Net Cash Provided by Financing Activities	590,000	633,515

Net Increase (Decrease) in Cash and Cash Equivalents	(14,568)	(124,330)

Cash and Cash Equivalents at Beginning of Period	87,193	211,523

Cash and Cash Equivalents at End of Period	$72,625	$87,193

Cash Paid for:
Interest	$878	$992
Income Taxes	$800	$-
Non-cash financing activities:
Common stock issued for services and deferred compensation	$208,579	$84,067

The accompanying notes are an integral part of these consolidated financial statements.
6

Trycera Financial, Inc.
Statements of Stockholder’s Equity
From January 1, 2006 to December 31, 2007

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, at January 1, 2006	-	-	6,876,802	6,876	2,761,230	(2,447,343)

Shares issued for cash pursuant to
private placement memorandum
at $1.00 per share	-	-	635,500	636	647,364	-

Shares Issued for Services at
at $1.00 - $3.25 per share	-	-	70,000	70	83,997	-

Valuation of Stock Options	-	-	-	-	146,416	-

Valuation of Stock warrants	-	-	-	-	247,845	-

Loss for the period ended
December 31, 2006	-	-	-	-	-	(1,361,816)

Balance, at December 31, 2006	-	-	7,582,302	7,582	3,886,852	(3,809,159)

Shares issued for cash pursuant to
private placement memorandum
at $1.00 per share	-	-	315,000	315	314,685	-

Shares issued for cash pursuant to
private placement memorandum
at $0.25 per share	-	-	1,100,000	1,100	273,900	-

Shares Issued for Services at
at $0.13 - $3.25 per share	-	-	143,000	143	107,507	-

Shares granted in connection
with employment agreement
at $1.01 per share	-	-	100,000	100	100,900	-

Shares Issued for Accounts payable at
at $0.50 per share			10,000	10	4,990

Valuation of Stock Options	-	-	-	-	152,741	-

Valuation of Stock Warrants					342,925

Loss for the period ended
December 31, 2007	-	-	-	-	-	(1,421,605)

Balance, at December 31, 2007	-	-	9,250,302	9,250	5,184,500	(5,230,764)

The accompanying notes are an integral part of these consolidated financial statements.
7

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

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
Notes to the Financial Statements
December 31, 2007

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
Notes to the Financial Statements
December 31, 2007
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

D.   Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consists of the following and are recorded at cost:

	2007	2006
Furniture & fixtures	$10,533	$17,735
Computer equipment	12,437	19,935
Total fixed assets	22,970	37,670
Accumulated depreciation	(13,219)	(19,275)
Net fixed assets	$9,751	$18,395

Provision for depreciation of equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

D.   Property and Equipment (continued)

Computer equipment	2-3 Years
Furniture & fixtures	7 Years

     Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

     Depreciation charged to operations was $4,165 and $21,842 for the years ended December 31 2007 and 2006, respectively.

E.   Earnings (Loss) Per Share of Common Stock

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options of 2,815,040 and 2,655,975, and outstanding warrants of 820,372 and 317,750 have not been considered in the fully diluted earnings per share calculation in 2007 and 2006, due to the anti-dilutive effect.

	For the Years Ended December 31,
	2007	2006
Basic Earnings per share:
Income (Loss) (numerator)	$(1,421,605)	$(1,361,816)
Shares (denominator)	8,266,850	7,525,169
Loss Per Share	$(0.17)	$(0.19)

F.   Stock Options

     The Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123R, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which requires the Company to use the Black-Scholes pricing model to estimate the fair value of the options at the option grant date.

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

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007
I.   Selling, General and Administrative Costs

     Selling, general and administrative expenses included the following for the years ended December 31, 2007 and 2006.

	2007	2006
Insurance	$55,934	$50,021
Rent	52,546	54,851
Travel & Entertainment	14,379	23,833
Sales & Marketing	1,378	4,138
Technology Costs	33,827	26,161
General & Administrative	80,088	52,336
Total SG&A	$238,152	$211,340

J.   Prepaid Expenses and other Current Assets

     Prepaid expenses and other current assets included the following for the years ended December 31, 2007 and 2006.

	2007	2006
Prepaid expenses	$17,353	$12,429
Prepaid marketing costs	12,500	0
Total Prepaid & Other	$29,853	$12,429

K.   Accrued Expenses

     Accrued expenses included the following for the years ended December 31, 2007 and 2006.

	2007	2006
Accrued payroll and Compensated absences	$32,435	$40,521
Accrued liabilities	0	13,021
Interchange and fees payable	57,443	25,000
Program termination costs	25,000	0
	$114,878	$78,542

L.   Lines of Credit

The Company maintained and utilized one open line of credit for $25,000 with Wells Fargo Bank.  This account had been closed prior to the end of the fiscal year, in part because the line of credit has been personally guaranteed by a former employee and director of the Company. Repayment terms on any borrowings adjusted quarterly at the then current prime rate plus 1%.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

M.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed.  With the stored value portfolio, the Company has not implemented a specific policy. Since a majority of the transaction activity is prepaid, the Company does not often provide services and load product until funds have been provided in advance. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2007 the allowance for bad and doubtful accounts was $246,110.

N.   Income Taxes

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

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted; in November 2007, the FASB agreed to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We have determined that the adoption of SFAS 157 will not have a material effect on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115”, (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We have determined that the adoption of SFAS 159 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of FAS No. 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations”. FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

NOTE 4 – DISCONTINUED OPERATIONS

In March, 2007, the Company completed the sale of its IsleCore subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the Company’s IsleCore operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations are:

	2007	2006
Revenue	$65,293	$267,281
Income (loss) from discontinued operations	$7,043	$(47,080)

NOTE 5 – RECLASSIFICATION

We have reclassified our Statement of Operations for the year ended December 31, 2006, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 4.

NOTE 6 - INTANGIBLE ASSETS

On June 13, 2005 the Company issued 40,000 shares of common stock valued at $40,000 and paid cash in the amount of $30,000 for the net operating assets of Hawaii Direct Telephone that were merged into the operations of Trycera as a wholly-owned Hawaiian subsidiary corporation, isleCORE Systems, Inc., valued at $70,000.  The Company paid $70,000 for the fixed assets including, key operating contracts valued at $53,955, and office equipment and supplies were valued at $15,892.  There was no intellectual property received and the existing accounts receivable was zero at the time of the asset purchase. At December 31, 2006 there was no impairment to the intangible assets. However, an impairment of $25,000 was charged to the statement of operations during the year ended December 31, 2006. As previously stated at the end of the first quarter, our wholly owned subsidiary, isleCORE Systems, located in  Honolulu, Hawaii, was disposed.  The sale was completed in March 2007 and effective immediately at the close of the first quarter.

On November 2, 2004 the Company issued 150,000 shares of common stock valued at $112,500 and paid cash in the amount of $100,000 for the net operating assets of Signature Credit Corporation that were merged into the operations of Trycera, valued at $212,500.  The Company paid $112,500 for the fixed assets including, a Signature Credit customized software database system valued at $75,000, office equipment and supplies valued at $24,775, five existing domain names valued at $5,000 and existing accounts receivable valued at $7,725.  The remainder of the consideration, $100,000 was allocated to intangible assets in the form of the existing Signature customer base. As a result of the asset acquisition, the value of the
Signature Credit customized software database system was booked as a definite life intangible asset. The Signature customer base was booked as a separate definite life intangible asset. Management derived such value of the Signature Credit customer base by evaluating the assets to be acquired and assigning a value to those assets.  The hard assets were valued at fair market value and the balance of the purchase price was assigned to the customer base, which management felt was reasonable for our use. The remaining Signature assets were sold in October 2007 for a sum of $25,000.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.  For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2007 there was no impairment to the intangible assets. However, an impairment of $60,000 was charged to the statement of operations during the year ended December 31, 2004.

Total amortization in 2007 and 2006, respectively was $6,745 and $25,649. The amortization period for the intangible assets is 3 years and the accumulated amortization and intangible asset values are set forth as follows:

Year	Accumulated Amortization	Asset Value
2007	$110,789	$2,159
2006	$112,102	$38,542

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 10, 2004, the Company entered into a contract with Cygni Capital, LLC ("Cygni") to provide management and consultation services.  The contract became effective May 15, 2004, and was continued until the termination of the agreement on December 31, 2005. Cygni provided ongoing consulting services for $10,000 per month throughout the contract term, with $5,000 of $10,000 per month consulting services fee being paid directly to Ecewa Capital, LLC, whose principals are directors of Trycera.  This contract has been replaced by a contract with Ecewa Capital, LLC to provide strategic management and consulting services.  This verbal contract became effective December 15, 2005 and provides services for $5,000 per month on a month to month contract basis. The amount incurred in respect of this agreement amounted to $60,000 for the years ended December 31, 2007 and December 31, 2006. Ecewa  Capital was paid an additional $22,000 and $0, respectively, for additional consulting services during the years ended December 31, 2007 and December 31, 2006.

The Company incurs a charge from Curo Capital, llc, a Company whose principals are directors of Trycera, of $1000 per month for rent of the Chairman’s office. Expenses incurred under this agreement amounted to $12,000 and $0, respectively, during the years ended December 31, 2007 and December 31, 2006.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

NOTE 8 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses of $4,887,839 as of December 31, 2007 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carryforward	$1,661,865	$1,295,114
Valuation allowance	(1,661,865)	(1,295,114)
	$-	$-

The components of income tax expense are as follows:

	2007	2006
Current Federal Tax	$-	$-
Current State Tax	800	800
Change in NOL benefit	(366,751)	(463,017)
Change in allowance	366,751	463,017
	$800	$800

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

Year of Loss	Amount	Expiration Date
2000	$21,617	2020
2001	8,114	2021
2002	9,070	2022
2003	12,872	2023
2004	858,632	2024
2005	1,537,037	2025
2006	1,361,816	2026
2007	1,421,605	2027

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007
NOTE 9 - OPERATING LEASES

The Company exited the leased space for its administrative and headquarters effective February 29, 2008.  The former space, occupied the entire 2007 fiscal year consisted of approximately 2,150 square feet of office space, and was located at 18023 East Sky Park Circle, Suite G, Irvine, California.  Monthly lease payments were $3,500 with a lease expiration on October 31, 2009.  The Company had not been able to continue payments and subsequently vacated the space.

The Company’s wholly owned subsidiary, isleCORE Systems, was sold. The office space was located at 7 Waterfront Plaza, 500 Ala Moana Blvd, Honolulu, Hawaii, 96813. The total cost of the location was approximately $3,500, for 600 square feet.  The lease expired on March 31, 2007 and the Company no longer has a committment.

Total Lease Commitments
	Year	Total
	2008	$42,000
	2009	35,000
	2010	-
	Thereafter	-
	Total	$77,000

Rent Expense for the year ended December 31, 2007 and the year ended December 31, 2006 was $52,546 and $54,851, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2007, the Company issued an aggregate of 315,000 shares of common stock pursuant to private offerings at $1.00 per share. Accordingly, common stock and additional paid in capital have been charged $315 and $314,685 respectively. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased.  The warrants are exercisable through February 28, 2014, at $1.25 with certain incentive discounts to the exercise price available through February 28, 2011. As of December 31, 2007, 170,000 warrants were outstanding related to this offering.

During the year ended December 31, 2007, the Company issued an aggregate of 1,100,000 shares of common stock pursuant to private offerings at $0.25 per share. Accordingly, common stock and additional paid in capital have been charged $1,100 and $273,900 respectively. Each investor also received stock purchase warrants at a rate of 50% of the shares purchased. The warrants are exercisable through October 31, 2014, at $.3125 with certain incentive discounts to the exercise price available through February 28, 2011. As of December 31, 2007, 550,000 warrants were outstanding related to this offering.

During the year ended December 31, 2007, the Company issued an aggregate 143,000 shares of common stock for accounting and administrative services. The price of the stock at the time of issue was between $0.13 and $3.25. Accordingly, common stock and additional paid in capital have been charged $143 and $107,507 respectively.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

During the year ended December 31, 2007, the Company issued an aggregate 100,000 shares of common stock in connection with an employment agreement. The price of the stock at the time of issue was $1.01. Common stock and additional paid in capital have been charged $100 and $100,900 respectively. The value of the employment agreement has been set up as a contra equity account and the amount is being amortized over the life of the employment agreement.

During the year ended December 31, 2007 the Company also issued 10,000 shares of common stock to settle accounts payable. Common stock and additional paid in capital have been charged $10 and $4,990 respectively.

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

During the year ended December 31, 2006, the Company issued an aggregate 70,000 shares of common stock for accounting and administrative services.  Accordingly, common stock and additional paid in capital have been charged $70 and $83,997 respectively.

NOTE 11 - STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000.  The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the periods ending December 31, 2007 and 2006:

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,070,250	$.62
Options Granted	170,000	$1.12
Options Exercised	-	-
Options Canceled	365,500	.78
Options Outstanding at December 31, 2006	2,874,750	$.63
Options Exercisable at December 31, 2006	2,655,975	$.59

	2004 Stock Plan
	Amount of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,874,750	$.63
Options Granted	528,250	$.96
Options Exercised	-	-
Options Canceled	1,023,500	.56
Options Outstanding at December 31, 2007	2,379,500	$.73
Options Exercisable at December 31, 2007	1,815,040	$.65

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $152,741 was recognized for the year ended December 31, 2007.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Five Year Risk Free Interest Rate	4.56-5.10%	4.15-5.10%
Dividend Yield	0%	0%
Volatility	61-244%	30-60%
Average Expected Term (Years to Exercise)	5	5

Employee stock options outstanding and exercisable under this plan as of December 31, 2007 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Options Vested	Weighted Average Exercise Price
$.01-$0.99	1,481,250	$.55	2.5	1,421,247	$.55
$1.00-2.00	898,250	$1.03	3.5	393,793	$1.06

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

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

The Company has issued warrants as part of its private placements.  The warrants are exercisable through February 28, 2014, at various prices with certain incentive discounts to the exercise price available through February 28, 2011.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The amount subscribed prior to December 31, 2007 was:

Date	Number of Warrants	Average Exercise
December 31, 2007	1,250,250	$0.83

The Company uses the Black-Scholes pricing model to estimate the fair value of warrants issued. The resulting cost is expensed as a cost of financing.  $342,925 was recognized for the year ended December 31, 2007 for the cost of such warrants.

NOTE 12  -  SUBSEQUENT EVENTS

Office Lease

In April 2008 we received an electronic notice of Service of Process.  The complaint was filed by Airport Industrial Complex, the landlord on the office space we leased until February 2008.  Management has neither received or reviewed the complaint and has contacted the attorney representing the plaintiff to acquire the complaint and respond accordingly. Management has not accrued any additional liabilities for the remainder of the lease, which runs through October 2009.  In event that the landlord and the Company cannot agree on the relocation to a more affordable space and continue our lease under new financial arrangements, the Company is prepared to re-enter the prior location and assume the lease payments, retroactive to March 1, 2008.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

Operations

At this time, the Company is attempting to maintain its current operations while it pursues strategic alternatives.  The Company’s Board and management are actively exploring strategic alternatives that would preserve its core business, and are also considering options associated with the pursuit of a reverse acquisition should no other strategic alternatives present themselves that would preserve the Company’s current business operations.  Should a reverse acquisition ultimately be pursued or executed, it would likely result in a change to the Company’s underlying business model, a change in control, a change in management, a sale of assets, a merger with another entity or some other combination that may result in the disposal of all or substantially all of the Company’s prior business to one or more third parties.  At this time, there is one known opportunity that would preserve the existing business operations of Trycera.  This opportunity has resulted in the execution of a letter of intent as filed under Form 8-K on April 4, 2008.  There can be no assurance that management will be successful in executing any binding or definitive agreements beyond the currently executed LOI, nor can there be any assurance that it will close the transaction formally.  Should the pursuit of strategic alternatives fail to deliver a viable migration strategy to the Company or its stakeholders, then the Board and management may seek to initiate an orderly liquidation of the Company, some combination of these transactions or other legal options that may be available.  In addition, should alternatives fail to deliver a viable strategy, the Board and management will attempt to contact vendors to reduce or eliminate any and all contracted service costs or otherwise negotiate or settle outstanding debts or obligations using non-cash instruments such as stock.

On April 4, 2008, the Company received $67,500 of financing in the form of senior bridge notes, including the $37,500 related to the performance on the Letter of Intent executed by and between U.S. Social Scene (USSS) and Trycera as disclosed under Form 8-K on April 4, 2008.  In addition, the Board of Directors is working closely with Company investors to deliver a pro rata bridge financing by prior investors.  The capital proceeds will be used for sustaining the ongoing operations and to allow the Company to continue efforts to finalize a material definitive agreement with USSS.  Furthermore, the USSS group has informed the Company of their intent to fund their $37,500 pursuant to the Letter of Intent the week of April 14, 2008.

As stated previously, the Company currently does not have any agreement with a potential acquiror or merger partner in place and there can be no assurance that such an agreement can be reached on terms acceptable to the Board of Directors, or at all.  Furthermore, the Company does not have sufficient cash to meet its working capital needs while it pursues its strategic alternatives beyond early April 2008, unless bridge financing is provided, internally or externally.  Currently there are discussions ongoing relative to this bridge financing, but as of this date there are no specific agreements in place and no monies raised.  Should any efforts by the Board and management not prove successful, the Board and management will explore any and all remaining alternatives for the Company, whatever they may be.

TRYCERA FINANCIAL, INC.
Notes to the Financial Statements
December 31, 2007

NOTE 13 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has nearly zero cash on hand and few material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

