Form 10-Q
period 2008-03-31
Trycera Financial, Inc.
filed 2008-05-15
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 E. Chapman Avenue, Suite 404, Orange, CA	92689
(Address of principal executive offices)	(Zip Code)

(949) 273-4300
(Registrant’s telephone number, including area code)

18023 East Sky Park Circle, Suite G, Irvine, CA  92614
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                  Accelerated filer  

Non-accelerated filer    (Do not check if a smaller reporting company)                Smaller reporting company  ☒ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of May 5, 2008, the registrant had outstanding 9,299,302 shares of Common Stock, par value $0.001 per share.

TRYCERA FINANCIAL, INC.

Index

PART I FINANCIAL INFORMATION

Item 1.                    Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Item 3.                    Quantitative and Qualitative Discussion About Market Risk

Item 4.                    Controls and Procedures

PART II OTHER INFORMATION

Item 1.                    Legal Proceedings

Item 5.                    Other Information

Item 6.                    Exhibits

SIGNATURE

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

Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Trycera Financial, Inc.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements
Trycera Financial, Inc.
Balance Sheets
	March	December
	31, 2008	31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$36,007	$72,625
Accounts Receivable, net	16,302	30,931
Prepaid Expenses and other current assets	23,602	29,853
Client ACH Reserves	5,000	5,000
Total Current Assets	80,911	138,409

Property & Equipment, net	-	9,751

Other Assets
Definite Life Intangible Assets, net	814	2,159

Total Other Assets	814	2,159

Total Assets	$81,725	$150,319

Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$184,538	$126,629
Portfolio reserves	32,545	34,202
Accrued Expenses	131,243	114,878
Deferred Revenue, net	-	-

Total Current Liabilities	348,326	275,709

Total Liabilities	348,326	275,709

Commitments	-	-

Stockholders’ Equity (Deficit)

Preferred Stock, 20,000,000 Shares Authorized,
$.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 9,274,302 and 9,250,302 Shares
Issued and Outstanding, Respectively	9,274	9,250
Additional Paid In Capital	5,230,211	5,184,500
Prepaid Stock Compensation	(82,064)	(88,376)
Accumulated Deficit	(5,424,022)	(5,230,764)
Total Stockholders’ Equity (Deficit)	(266,601)	(125,390)
Total Liabilities & Stockholders’ Equity (Deficit)	$81,725	$150,319

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended
	March	March
	31, 2008	31, 2007
	(Unaudited)	(Unaudited)
Revenues
Stored Value	$72,199	$1,246,643
	72,199	1,246,643

Cost of Sales	72,247	1,104,593
Gross Profit (Loss)	(48)	142,050

Expenses
Depreciation and Amortization	1,345	3,338
Salaries and Wages	29,435	109,664
Stock Based Compensation	42,255	19,926
Professional Fees	50,857	75,300
Bad debt expense	6,321	-
General & Administrative	59,872	89,034

Total Expenses	190,085	297,262

Loss from Operations	(190,133)	(155,212)

Other Income (Expenses)
Interest, income	156	150
Interest, expense	(87)	(534)
Financing costs	-	-
Other income (expense)	(3,194)	-
Total other Income (expense)	(3,125)	(384)

Loss from Continuing Operations before tax	(193,258)	(155,596)
Income tax	-	-
Loss from Continuing Operations	(193,258)	(155,596)

Discontinued Operations
Loss on disposal of Discontinued Operations	-	(27,852)
Gain (Loss) from Discontinued Operations	-	7,043
Total gain (loss) from Discountinued Operations	-	(20,809)

Net Loss	$(193,258)	$(176,405)

Basic earnings per share:

Loss per share Continuing operations	(0.02)	(0.02)
Loss per share Discontinued operations	-	(0.00)
Net Loss per share	$(0.02)	$(0.02)

Weighted average shares	9,262,302	7,721,303

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March	March
	31, 2008	31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(193,258)	$(176,405)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations;
Depreciation and amortization	7,657	3,338
Depreciation and amortization on discontinued operation	-	581
Bad debt expense	6,321	-
Loss on sale of assets	9,751	-
Loss on sale of discontinued operations	-	27,852
Stock issued for services	3,480	45,250
Stock options and warrants	42,255	19,926
(Increase) decrease in accounts receivable	8,308	(23,526)
(Increase) decrease in prepaid and other current assets	6,251	(3,123)
Increase (decrease) in accounts payable	57,909	(18,089)
Increase (decrease) in portfolio reserves	(1,657)	7,274
Increase (decrease) in accrued expenses	16,365	81,016
Increase (decrease) in unearned revenue	-	7,500
Net Cash Used by Operating Activities	(36,618)	(28,406)

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations	-	5,000
Net Cash Provided (Used) by Investing Activities	-	5,000

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	315,000
Payments made on line of credit	-	27,508
Net Cash Provided by Financing Activities	-	342,508

Net Increase (Decrease) in Cash and Cash Equivalents	(36,618)	319,102

Cash and Cash Equivalents at Beginning of Period	72,625	87,193

Cash and Cash Equivalents at End of Period	$36,007	$406,295

Cash Paid for:
Interest	$87	$534
Income Taxes	$-	$-
Non-cash financing activities:
Common stock issued for services and deferred compensation	$3,480	$45,250

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

	For the three months ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Basic Earnings per share:
Income (Loss) (numerator)	$(193,258)	(176,405)
Shares (denominator)	9,262,302	7,721,303

Per Share Amount	$(0.02)	(0.02)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the period ending March 31, 2008:

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2008

	2004 Stock Plan
		Weighted
		Average
	Amount of	Exercise
	Shares	Price
Outstanding at January 1, 2008	2,379,500	$0.73
Options Granted	-	-
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at March 31, 2008	2,379,500	$0.73
Options Exercisable at March 31, 2008	1,868,874	$0.66

Options granted under the plan vest according to terms imposed by the Plan Administrator.  The following schedule summarizes the activity during the period ending March 31, 2007:

	2004 Stock Plan
		Weighted
		Average
	Amount of	Exercise
	Shares	Price
Outstanding at January 1, 2007	2,874,750	$0.63
Options Granted	150,000	$1.01
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at March 31, 2007	3,024,750	$0.65
Options Exercisable at March 31, 2007	2,715,683	$0.60

The Company, in accordance with Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” $42,255 and $19,926, respectively was recognized for the three months ended March 31, 2008 and 2007, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

March 31, 2008

Five Year Risk Free Interest Rate	4.56% - 5.1%
Dividend Yield	0%
Volatility	61% - 244%
Average Expected Term (Years to Exercise)	5

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Employee stock options outstanding and exercisable under this plan as of March 31, 2008 are:

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2008

		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001-$0.99	1,481,250	$0.55	2.0	1,434,372	$0.55
$1.00 - $2.00	898,250	$1.03	3.5	434,502	$1.05

Employee stock options outstanding and exercisable under this plan as of December 31, 2007 are:

		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001-$0.99	1,481,250	$0.55	2.5	1,421,247	$0.55
$1.00 - $2.00	898,250	$1.03	3.5	393,793	$1.06

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

	For the three months ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Basic Earnings per share:
Revenue	$-	$65,293
Income (loss) from discontinued operations	$-	$7,043

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

We have reclassified our Statement of Operations for the three months ended March 31, 2007, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

NOTE 5 – GOING CONCERN

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

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results ofOperations

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Prior to May 2004, we had no operating history.  Based in Orange County, California, we are currently in the business of developing and marketing a suite of stored value and financial products and services.  Stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument.  Our core operating business is centered upon developing and marketing a broad array of stored value products and services for persons without banking relationships and persons who are underserved by existing banking facilities.

Recent Developments

For the first quarter ending March 31, 2008, all primary operational efforts have been prioritized and focused on maintaining existing operations and seeking a strategic alternative for the Company in order to continue operations beyond May 2008.  The strategic alternatives have included evaluating companies with which to sell assets or sell stock, to enter into reverse merges with other profitable entities or combinations thereof.  The Company has evaluated several opportunities but timing, due diligence and other factors caused certain opportunities to be unattainable.

The Company is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or consummation of an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis beyond the filing deadline of this quarterly report.

The Board of Directors has instructed the company operators to wind down all operational activities tied to prepaid debit card programs and products, sell off any specific assets tied to these activities and pursue a reverse merger with another enterprise as the next step from our original list of strategic alternatives.  The genesis of the wind down relates to the non-performance of the letter of intent entered into by and between the Company and U.S. Social Scene, LLC.  As a result of the failure to enter into a definitive agreement with this entity, the Board had no suitable option but to shut down the operations and seek other strategic alternatives as a means to preserve the entity and perform on payments to key vendors, partners and investors.

Full Time Equivalents

At May 5, 2008, we had two full-time equivalents, namely our COO, CFO and Principal Executive Officer, Bryan Kenyon, and one other team member, Alex McClure whose role is Director of Product Development.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2008.

Results of Operations

In the first quarter of 2008 we saw revenue drop 94% over the prior year comparable period.  The decline in revenue was attributed to the elimination of the debt management card programs deployed in the first quarter of 2007 and during the second quarter of 2007.  As a result of the elimination no debt management revenue was achieved for the comparable first quarter in 2008.

Revenue

Revenue from continuing operations was $72,199 and $1,246,643 for the quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $1,174,444 or 94%. As previously discussed, we continued to focus on card and portfolio aggregation while managing through material program suspensions that unfavorably impacted results beginning in the later half of last year and continuing into the current quarter. Overall revenues were affected by the suspension of services for the flagship IMG program, the Plan First Financial Solutions (PFFS) product .

Cost of Sales and Gross Profit

Cost of sales was $72,247 and $1,104,593 for the quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $1,032,346 or 93%.  The decrease was attributed to the absence of costs due to the suspension and termination of some of our major programs.

The resulting gross profit (loss) was ($48) and $142,050 for the quarters ended March 31, 2008 and 2007, respectively.  Management expects gross profit margin to continue to be impacted by the reduction in card programs. The Company is still incurring fixed processing costs associated with our banking relationships and now has a lower volume of cards to absorb such overhead.

Operating Expenses

Operating expenses were $190,085 and $297,262 for the quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $107,177 or 36%.  The major components of our first quarter 2008 operating expense were salaries and wages (15%), general and administrative (31%), professional fees (27%), and stock based compensation (22%).

Salaries and wages expense were $29,435 and $109,664 for the quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $80,229 or 73%.  The decrease resulted from the departure of the CEO during the middle of 2007, coupled with the fact that the Company ceased payroll and put all employees on a contract basis in February 2008.

General and administrative expenses were $59,872 and $89,034 for the quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $29,163 or 33%.  The decrease resulted largely from decreased technology costs in the form of $22,000 in stock grants to retain key personnel in the comparative quarter. Other general and administrative expenses also decreased in the current quarter due to the decreased sales and marketing activity.

Professional fees and expenses were $50,857 and $75,300 for the quarters ended March 31, 2008 and 2007, respectively, representing a decrease of $24,443 or 32%.  The decrease results mainly from the fair value of compensation expense for accounting resources associated with a third party service provider who is paid partly in the form of stock grants.

Stock based compensation was $42,255 and $19,926 for the quarters ended March 31, 2008 and 2007, respectively, representing an increase of $22,329 or 112%.  The net increase is a result of a higher volume of options vesting in 2008 at a higher value (as calculated using Black-Scholes) as compared to 2007.

Discontinued Operations

Results of discontinued operations

Having disposed of IsleCORE in the first quarter of 2007, the results of the subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $7,043 for the three months ended March 31, 2007.

Net loss

We incurred net losses of $193,258 and $176,405 for the quarters ended March 31, 2008 and 2007, respectively, representing an increase in net loss of $16,853 or 10%.  As we continue to seek strategic alternatives and a reverse merger opportunity, we do not expect any material amount of gross profit margins and the losses are expected to continue.

Liquidity and Capital Resources

As of March 31, 2008, cash totaled $36,007 as compared with $72,625 of cash at December 31, 2007, resulting in a decrease of $36,618 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with existing cash proceeds and accounts payable.  In the three months ended March 31, 2008 we used $36,618 of cash in operations.  For the comparable period in the prior year we used $28,406 of cash in operations.

Working capital was ($267,415) at March 31, 2008, as compared with working capital of ($137,300) at December 31, 2007.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Management believes that the current lack of possessing a sustainable card portfolio, combined with the prolonged undercapitalization of the Company, has resulted in the inability to provide service and performance on any card programs moving forward.

All primary operational efforts are currently prioritized on winding down the prepaid card operations and seeking a strategic alternative for the public Company moving forward beyond May 2008.  The Company is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis beyond the filing deadline of this quarterly report.  As previously disclosed in the Company’s annual report on Form 10-KSB for the year ending December 31, 2007 (the “2007 Annual Report”) and quarterly report on Form 10-QSB for the third quarter of the Company’s 2007 fiscal year (the “Third Quarter 10-QSB 2007”), ongoing program and approval delays, non-payment for services, operational challenges and an inability to raise capital have all contributed to the current uncertainty and viability of the business going forward. Aside from monies received from senior secured notes in April 2008, all other recent individual and institutional efforts to raise additional new capital have been unsuccessful and there can be no assurances that this will change in the short term due to the challenging market conditions for both private and public financing and the current state of the Company’s business and operations.

At this time, the Company is in the process of winding down its existing operations while it pursues strategic alternatives.  The Company’s Board and management are actively exploring strategic alternatives that would preserve its status as a public vehicle and are also considering options associated with the pursuit of a reverse acquisition should no other strategic alternatives present themselves that would preserve the Company’s current business operations.  Should a reverse acquisition ultimately be pursued or executed, it would likely result in a change to the Company’s underlying business model, a change in control, a change in management, a sale of assets, a merger with another entity or some other combination that may result in the disposal of all or substantially all of the Company’s prior business to one or more third parties.  At this time, there are two known reverse acquisition opportunities that are being considered by the Board and management. There can be no assurance that management will be successful in executing any letters of intent or binding or definitive agreements, nor can there be any assurance that it will close the transaction formally.  Should the pursuit of strategic alternatives fail to deliver a viable migration strategy to the Company or its stakeholders, the Board and management may seek to initiate an orderly liquidation of the Company, some combination of these transactions or other legal options that may be available.  In addition, should alternatives fail to deliver a viable strategy, the Board and management will attempt to contact vendors to reduce or eliminate any and all contracted service costs or otherwise negotiate or settle outstanding debts or obligations using non-cash instruments such as stock.

On April 4, 2008, the Company received $67,500 of financing in the form of senior bridge notes, including the $37,500 related to the performance on the Letter of Intent executed by and between U.S. Social Scene (USSS) and Trycera as disclosed under Form 8-K on April 4, 2008.  Despite the LOI being terminated by the Board of Directors on or about May 2, 2008, the Board of Directors continues to work closely with Company investors to deliver a pro rata bridge financing by prior investors.  The capital proceeds will be used for sustaining the ongoing operations and to allow the Company to continue efforts to finalize a strategic alternative now that the USSS deal has been terminated.

As stated previously, the Company currently does not have any agreement with a potential acquiror or merger partner in place and there can be no assurance that such an agreement can be reached on terms acceptable to the Board of Directors, or at all.  Furthermore, the Company does not have sufficient cash to meet its working capital needs while it pursues its strategic alternatives beyond early May 2008, unless additional bridge financing is provided, internally or externally.  Currently there are discussions ongoing relative to this bridge financing, but as of this date there are no specific agreements in place and the monies raised include the $67,500 plus an additional $10,000 from two additional shareholders.  While the Board is reaching out to investors for pro-rata commitments no additional funding has resulted thus far.  Should any efforts by the Board and management not prove successful, the Board and management will explore any and all remaining alternatives for the Company, whatever they may be.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2008, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2008:

The Board of Directors of Trycera Financial, Inc. has terminated the previously executed Letter of Intent (LOI) by and between Trycera Financial, Inc. and U.S. Social Scene, a Nevada corporation.  As a result of terminating the LOI, the Board of Directors has instructed the company operators to wind down all operational activities tied to prepaid debit card programs and products, sell off any specific assets tied to these activities and pursue a reverse merger with another enterprise as the next step from our original list of strategic alternatives.  Both items were filed with the Securities and Exchange Commission under Form 8-K on May 12, 2008.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we have elected not to provide the information required by this item.

Item 4.                                Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“COO”) and principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the COO and CFO concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Change In Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                Legal Proceedings

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  Management has received and reviewed a copy of the complaint.  On April 30, 2008 the Company received a two week extension to file an answer to the complaint.  As such, Management intends to assess the company’s alternatives in filing an answer, sub-leasing, settling or defending against the complaint.

On April 24, 2008 we received correspondence from Hill Ward Henderson, a law firm representing interests on behalf of a card marketer program, the Plan First Financial Prepaid MasterCard Card.  The Plan First Prepaid MasterCard Card was the flagship program under the IMG card marketer umbrella.  The correspondence contains assertions related to monies owed to both cardholders and Plan First Financial Solutions, both of which the Company refutes.

On May 1, 2008 we received a service of process demand for payment letter filed by American Alarm Systems, our former security system provider.  Management intends to negotiate with American Alarm Systems to relieve the payment burden on the Company.

Item 5.                                Other Information

On February 6, 2008 Execustaff, the Company’s co-employer terminated all human resource and benefit administration effective February 2008 due to concerns about our ability to perform on payments for future payrolls, taxes and services.  As a direct result, the Company changed payment methods and directly pays the full time equivalents on a contract basis.  Additionally and since February, 2008 the Company has not directly provided health, dental or vision benefits but has paid a limited portion of those benefits as additional cash compensation.

On April 3, 2008, the Company began entering into 10% Senior Secured Promissory Notes for an amount totaling $77,500.  The proceeds of the secured notes were to assist in bridging the finances of the Company pursuant to the letter of intent executed on April 1, 2008 by and between the Company and US Social Scene, LLC.

On May 6, 2008, the Company mutually terminated the agreement by and between the Company and Payroll Capital, LLC.  The Company agreed to waive transition fees due and agreed to release and assign card plastics/inventor/ and other Payroll Capital, LLC program materials back to Payroll Capital, LLC.

On May 12, 2008, the Company filed on Form 8-K the formal termination notice to the USSS LOI and the subsequent winding down of the business operations.

Item 6.    Exhibits

Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: May 15, 2008	By:	/s/ Bryan Kenyon
Bryan Kenyon, President
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)