Form 10KSB/A
period 2007-12-31
Trycera Financial, Inc.
filed 2008-07-09
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A-1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of Registrant as specified in charter)

NEVADA	33-0910363
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D.No.

2560 E. Chapman Avenue, Suite 404, Orange CA	92689
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (949) 273-4300

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

At March 21, 2008, there were 8,254,302 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In the original Form 10-KSB for the year ended December 31, 2007, filed with the Commission on April 14, 2008, the Company incorporated by reference the information required pursuant to Items 9 through 12 of Part III of the report which was intended to be included in the proxy statement for its 2008 Annual Shareholder Meeting.  The meeting has been postponed.  This Part III information is included in this Amendment No. 1 to the original filing pursuant to Paragraph E(4) of the General Instructions to Form 10-KSB.

In addition, the Company inadvertently failed to file as an exhibit to the original annual report the consent of its independent registered public accounting firm, Chisholm, Bierwolf & Nilson, for the use of their report dated February 7, 2008, related to the audit of the consolidated financial statements of the Company for the years ended December 31, 2007 and 2006, included in the Form 10-KSB for the year ended December 31, 2007, for the Company’s S-8 registration statement.  The consent is now attached to this filing.

Also, the certifications required pursuant to Rule 13a-14(a) are included as exhibits with this Amendment No. 1.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2007, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-KSB on April 14, 2008.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management

The following table sets forth as of June 9, 2008, the name, age, and position of our executive officers and directors:

Name	Age	Position(s)	Director Since
Bryan W. Kenyon	36	CFO, COO	2007
Alan Knitowski	39	Chairman	2004
Luan Dang	36	Director	2004
Randy Cherkas	45	Director	2004

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

Set forth below is certain biographical information regarding our current executive officers and directors:

Bryan Kenyon has been our Chief Financial Officer since May 2004 and our Chief Operating Officer since April 2007.  From May 2002 until February 2004, he was Director of Financial Planning and Analysis for Next Estate Communications, a leading provider of prepaid MasterCard® cards and stored value solutions.  While in this position, he was responsible for company activities relating to financial planning and business analysis.  In addition Mr. Kenyon served as the liaison for company-wide investor relations delivering business climate and financial performance summaries to key stakeholders.  From February 2000 until May 2002 he was employed by Fluor Corporation, a global engineering, construction, and procurement organization, as Finance Manager for government services, Finance Manager for global IT, and Senior Financial Analyst.  He had responsibility for management of people and processes, including line of business overhead, capital budgets, cost performance, and activity-based cost management.  Prior to joining Fluor Corporation, Mr. Kenyon was employed by Baker Tanks in the role of Manager of Business Analysis from November 1998 until February 2000.  While working at Baker Tanks, a niche market equipment rental and tank organization, Mr. Kenyon developed a broad knowledge base in fixed price and complex contract financing and retail pricing sensitivity modeling.  Mr. Kenyon received his bachelor’s degree in business administration/finance from California State University at Fullerton in 1994.  He received his MBA from Pepperdine University in 2001.

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

Previously, Mr. Knitowski was Co-Founder and Director of Telverse Communications, a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired in July 2003 by Level 3 Communications (NASDAQ: LVLT).  Most recently, Mr. Knitowski was Director of Marketing for the Voice Technology Group at Cisco Systems and was responsible for business, market and community development, including business planning and strategy for Cisco’s global packet communications initiatives.  In November 2000, Mr. Knitowski joined Cisco as part of the Vovida Networks acquisition, where he served as Co-Founder, President and CEO and led the company from idea conception through its eventual acquisition by Cisco (NASDAQ: CSCO).

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

 Randy Cherkas was a founder of GTS Prepaid, Inc., a distributor of prepaid products, and has been its president since its inception in April 2000.  Since November 2007 he has been a managing partner in Grapevine Capital Ventures LLC, a real estate development firm.  He was the president of Global Telecommunication Solutions, Inc., a telecommunications company, from September 1998 until November 1999, and was a director from February 1998 until November 1999.  From February 1998 to August 1998, Mr. Cherkas served as chief operating officer for Global.  Global Telecommunications Solutions, Inc. filed for bankruptcy in October 2000.  In April 1994, Mr. Cherkas founded Networks Around the World, Inc. (“NATW”) and served as its president until February 1998, when NATW was acquired by Global Telecommunication Solutions, Inc.  He is a graduate of the University of Pennsylvania’s Wharton School and received his Bachelor of Science degree in business in 1984.  Mr. Cherkas is also a member of the board of directors and chairman of the Membership Committee for the International Prepaid Communications Association (IPCA), a trade association that serves the prepaid communications industry including : phonecards, wireless, and other prepaid telecommunications carriers and distributors.  He has been involved in developing prepaid programs for such retail chains as A&P Supermarkets, Circle K, Wawa Food Markets, Sunoco and 7-Eleven, as well as promotional programs for MTV Networks, Pepsi, Kraft Foods and the Children’s Miracle Network.

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

Stockholder Communications

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors.  Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send communications to the Board of Directors.  Stockholders may send communications to the Board of Directors by contacting our Chairman, Mr. Knitowski, in one of the following ways:
•	In writing at 2560 E. Chapman Avenue, Suite 404, Orange, CA 92869;
•	By e-mail at trycera@gmail.com

The Chairman will submit each communication received to the Board of Directors at a scheduled meeting.

Compliance with Section 16(a) of the Exchange Act

The following table identifies each person who, at any time during the fiscal year ended December 31, 2007, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Alan Knitowski	1	1	0
Luan Dang	3	3	0
Bryan Kenyon	1	1	0

Code of Ethics

On August 25, 2004, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2007 and 2006:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Bryan W. Kenyon, CFO/COO	2007	$120,000	0	88,312	(4)	181,750	(4)	$8,898	(3)	$398,960
	2006	$100,000	0	0		0		$7,984	(3)	$107,984
Matthew S. Kerper, CEO(1)	2007	$59,994	0	0		0		$15,254	(2)	$75,254
	2006	$120,000	0	0		0		$6,963	(2)	$126,963
(1)
Mr. Kerper resigned as president and our chief executive officer effective June 30, 2007, thus departing after 13 pay periods or half of the year.  Mr. Kerper subsequently resigned as a diretor on September 12, 2007.  Mr. Kenyon has acted as the principal executive officer since June 30, 2007.

(2)
Mr. Kerper’s other annual compensation consists of a $267 per pay period adjustment for healthcare in 2006, while in 2007 the amount was adjusted upward to $383 per pay period.  Mr. Kerper was also paid out accrued vacation of $10,272 upon his departure.

(3)	Mr. Kenyon’s other annual compensation consists of a $307 per pay period adjustment for healthcare in 2005 and 2006, while in 2007 the amount was adjusted upward to $342 per pay period.
(4)
On May 26, 2007, our Compensation Committee granted 100,000 shares and 200,000 stock purchase options to Mr. Kenyon pursuant to the new employment agreement entered into by and between Mr. Kenyon and the Company.  The grant and options vest at a rate of 1/16th per quarter for four years and the options are exercisable at $1.00 per share. The value of the shares and options was determined in accordance with FAS 123R.

On May 26, 2007, the Compensation Committee approved a revised employment agreement and compensation for Bryan Kenyon as CFO and COO.  The following description sets forth the material individual terms of these agreements:

•
The initial period of the employment agreement for Mr. Kenyon is two years beginning May 26, 2007.  He is required to devote his full time to the business of the company.  His base salary is $120,000 per annum.  He received a signing bonus of 100,000 shares, which were previously issued by the Board of Directors on June 7, 2007, and options to purchase 200,000 post-split shares as additional compensation for entering into the agreement.

•	The options were granted pursuant to our 2004 Stock Option/Stock Issuance Plan.

•	The exercise price of the options granted to the employee is $1.01 per share.

•
The options granted to the employee shall vest as follows:  1/16th per quarter for each quarter covering four years, and/or immediately in the event of a Corporate Transaction, as defined in the 2004 Stock Option/Stock Issuance Plan.

•	Mr. Kenyon is eligible to receive an annual performance bonus between 0% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock.

•
The employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

•	The employee is entitled to three weeks paid vacation per year.

•	The agreement contains customary termination and confidentiality provisions.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2007:

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Bryan W. Kenyon	25,000	(1)	0	$1.01	June 7, 2017	175,000	$12,250
(1)	The stock grant and options vest at a rate of 1/16th per quarter for four years and the options are exercisable at $1.00 per share.

On May 11, 2004, our Board of Directors adopted the 2004 Stock Option/Stock Issuance Plan.  Our shareholders approved the plan effective June 14, 2004.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the company.  The Plan was updated on Jun 7, 2007 to include more shares of common stock.

There are now 10,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

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

Irrespective of whether a participant’s shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Kenyon and Kerper, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2007:

Name	Option awards(1) ($)	All other compensation ($)		Total ($)
Alan Knitowski	$24,000	$60,000	(2)	$84,000
Luan Dang	$48,000	$15,332	(3)	$63,332
Randolph Cherkas	$37,750	0		$37,750
Robert Lang(4)	$24,750	0		$24,750
(1)
The grants and options vest at a rate of 1/4th of the total options granted at the end of each three-month period, which initial period shall commence on the day of the grant, and immediately in the event of a Corporate Transaction, as defined in the Plan. The value of the shares and options was determined in accordance with FAS 123R.

(2)
We pay $5,000 per month to Ecewa Capital Group LLC, a company of which Mr. Knitowski is the managing director, pursuant to an agreement whereby Ecewa provides to us general business and corporate strategy consulting services.

(3)	This amount represents reimbursement to Mr. Dang for medical and dental insurance premiums for him and his family.
(4)	Mr. Lang resigned as a director on January 16, 2008.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management concerning the ownership of the common stock of our company as of June 11, 2008, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Bryan Kenyon 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	1,775,080	(2)	17.1%

Alan Knitowski 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	2,743,750	(3)	27.0%

Luan Dang 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	1,007,500	(4)	10.5%

Randolph Cherkas 1 Executive Dr. Suite 8 Marlton, NJ 08057	266,667	(5)	2.8%

Executive Officers and Directors as a Group (4 Persons)	5,792,997		49.1%

Knitowski Family Trust UDT Dated August 30, 2000 2 San Joaquin Plaza Suite 240 Newport Beach, CA 92660	2,340,000	(6)	23.7%

Eric Bronk 3151 Airway Avenue Suite P-3 Costa Mesa, CA 92626	762,452	(7)	8.1%

Trymetris Capital Fund I, LLC 2 San Joaquin Plaza Suite 240 Newport Beach, CA 92660	552,302	(8)	6.0%

Matthew S. Kerper P.O. Box 3599 Coppell, TX 75019	992,085		10.7%

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  All outstanding options are subject to early exercise provisions and are therefore deemed to be immediately exercisable for purposes of this table.  Applicable percentages are based on 9,259,301 shares of our common stock outstanding on June 11, 2008.
(2)  Includes 90,000 shares owned by a children’s trust controlled by Mr. Kenyon.  Also includes 1,150,000 shares issuable upon exercise of outstanding options.
(3)  Includes 1,710,000 shares owned by a family trust controlled by Mr. Knitowski, 67,500 owned by an IRA, and 70,000 shares owned by a limited liability company controlled by Mr. Knitowski.  Also includes 106,250 shares issuable upon exercise of outstanding options held by Mr. Knitowski and 125,000 shares issuable upon exercise of outstanding options held by a limited liability company of which Mr. Knitowski is the president.  Further includes 630,000 shares issuable upon exercise of warrants owned by a family trust controlled by Mr. Knitowski and 35,000 shares issuable upon exercise of warrants owned by a limited liability company controlled by Mr. Knitowski.
(4)  Includes 70,000 shares owned by a limited liability company controlled by Mr. Dang.  Also includes 200,000 shares issuable upon exercise of outstanding options.  Further includes 67,500 shares issuable upon exercise of outstanding warrants and 35,000 shares issuable upon exercise of warrants owned by a limited liability company controlled by Mr. Dang.
(5)  Includes 200,000 shares issuable upon exercise of outstanding options.
(6)  Includes 630,000 shares issuable upon exercise of warrants.  All of these shares beneficially owned this family trust are also included in the shares beneficially owned b y Mr. Knitowski, above.
(7)  Includes 175,000 shares issuable upon exercise of options.  Also includes 552,302 shares held by Trymetris Capital Fund I, LLC which are included below.
(8)  The voting and investment power over these shares is held by Eric Bronk, a managing member of the manager of this limited liability company.  These shares are also included above with the shares beneficially owned by Mr. Bronk.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended December 31, 2007, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	3,406,250	$	$6,301,750	(1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,406,250	-0-	6,301,750
(1)	Under our Stock Option/Stock Issuance Plan we are authorized to issue up to 10,000,000 as options or stock grants. Through December 31, 2007, we had issued 292,000 shares as stock grants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 3, 2008, the Company began entering into 10% Senior Secured Promissory Notes for an amount totaling $77,500.  The proceeds of the secured notes were to assist in bridging the finances of the Company pursuant to the letter of intent executed on April 1, 2008, by and between the Company and US Social Scene, LLC. Our Chairman, Alan Knitowski, invested $67,500 and Luan Dang, a director, invested $5,000.  We have issued 10% Senior Secured Promissory Notes to both of these parties in the amount of their investments.  The principal and interest on these notes are due and payable in the event of a change of control of our company.  The notes are secured on a pro rata basis by any tangible or intangible assets of the company, whether now existing or hereafter acquired or created.  The notes also prohibit the company from incurring, creating, assuming, guarantying or permitting to exist any indebtedness that ranks senior in priority to, or  pari  passu with, the  obligations under the notes.

On January 8, 2007, we entered into an agreement to pay $1,000 of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors.  The agreement expires on December 31, 2008, and acts as the office of the Chairman for our company.

On January 1, 2006, we entered into an agreement with Ecewa Capital Group LLC, a company of which Mr. Knitowski is the managing director.  The term of the agreement is for 48 months and is automatically renewable for an additional six months unless notification is provided at least 90 days prior to the original expiration date.  Under the agreement Ecewa is to provide general business and corporate strategy consulting services.  We pay $5,000 per month for these services.

           We have an employment agreement with our CFO and COO, Bryan Kenyon.  Under the terms of the agreements we pay $120,000 per annum and additional variable funds for healthcare and expense reimbursement, to Mr. Kenyon.

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

Since June 2005, we have agreed to reimburse Luan Dang, one of our directors, for his medical and dental insurance premiums for him and his family.  For the year ended December 31, 2007, the total reimbursement amount was $15,332.  For the first four-month period of 2008, the amount was $4,078, and for the second four-month period the amount is $4,832.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that two of our directors, Luan Dang, and Randy Cherkas, would meet this standard and therefore, would be considered to be independent.

ITEM 13.                                EXHIBITS

The following exhibits are filed with this report:

10.7	Form of % Senior Promissory Note Terms
23.1	Consent of Chisholm, Bierwolf & Nilson, independent registered public accounting firm
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trycera Financial, Inc.

Date: June 27, 2008	By:	/s/ Bryan Kenyon
Bryan Kenyon, COO and CFO
(Principal Executive Officer and Principal Financial Officer)