Form 10-Q
period 2008-06-30
Trycera Financial, Inc.
filed 2008-08-14
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 9, 2008, the registrant had outstanding 9,394,302 shares of Common Stock, par value $0.001 per share.

TRYCERA FINANCIAL, INC.

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

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

Trycera Financial, Inc.
Balance Sheets
	June	December
	30, 2008	31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$4,406	$72,625
Accounts Receivable, net	9,780	30,931
Prepaid Expenses and other current assets	13,275	29,853
Client ACH Reserves	5,000	5,000
Total Current Assets	32,461	138,409

Property & Equipment, net	-	9,751

Other Assets
Definite Life Intangible Assets, net	152	2,159

Total Other Assets	152	2,159

Total Assets	$32,613	$150,319

Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$285,284	$126,629
Portfolio reserves	32,545	34,202
Accrued Expenses	121,521	114,878
10% Senior Secured Notes	77,500	-

Total Current Liabilities	516,850	275,709

Total Liabilities	516,850	275,709

Commitments	-	-

Stockholders’ Equity (Deficit)

Preferred Stock, 20,000,000 Shares Authorized,
$.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 9,394,302 and 9,250,302 Shares
Issued and Outstanding, Respectively	9,394	9,250
Additional Paid In Capital	5,303,588	5,184,500
Prepaid Stock Compensation	(75,752)	(88,376)
Accumulated Deficit	(5,721,467)	(5,230,764)

Total Stockholders’ Equity (Deficit)	(484,237)	(125,390)

Total Liabilities & Stockholders’ Equity (Deficit)	$32,613	$150,319

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored Value	$39,921	$710,809	$112,120	$1,957,452
	39,921	710,809	112,120	1,957,452

Cost of Sales	66,610	541,620	138,857	1,646,213
Gross Profit (Loss)	(26,689)	169,189	(26,737)	311,239

Expenses
Depreciation and Amortization	662	3,339	2,007	6,677
Salaries and Wages	2,919	104,216	32,354	213,880
Stock Based Compensation	66,297	25,555	108,552	45,481
Professional Fees	37,092	154,798	87,949	230,098
Bad debt expense	-	209,160	6,321	209,160
Contract termination costs	70,000	-	70,000	-
General & Administrative	92,828	17,195	152,700	106,229

Total Expenses	269,798	514,263	459,883	811,525

Loss from Operations	(296,487)	(345,074)	(486,620)	(500,286)

Other Income (Expenses)
Interest, income	18	150	174	300
Interest, expense	(1,894)	(304)	(1,981)	(838)
Other income (expense)	918		(2,276)	-
Total other Income (expense)	(958)	(154)	(4,083)	(538)

Loss from Continuing Operations before tax	(297,445)	(345,228)	(490,703)	(500,824)
Income tax	-	-	-	-
Loss from Continuing Operations	(297,445)	(345,228)	(490,703)	(500,824)

Discontinued Operations
Loss on disposal of Discontinued Operations	-	-	-	(27,852)
Gain (Loss) from Discontinued Operations	-	-	-	7,043
Total gain (loss) from Discountinued Operations	-	-	-	(20,809)

Net Loss	$(297,445)	$(345,228)	$(490,703)	$(521,633)

Basic earnings per share:

Loss per share Continuing operations	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Loss per share Discontinued operations	-	-	-	-
Net Loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

Weighted average shares	9,274,302	7,970,124	9,268,335	7,846,322

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June	June
	30, 2008	30, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(490,703)	$(521,633)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations;
Depreciation and amortization	2,007	6,676
Depreciation and amortization on discontinued operation	-	581
Amortization of prepaid stock compensation	12,624
Bad debt expense	6,321	-
Loss on sale of assets	9,751	27,852
Stock issued for services	10,680	76,570
Stock options and warrants	108,552	45,481
(Increase) decrease in accounts receivable	14,830	(1,729)
(Increase) decrease in prepaid and other current assets	16,578	320
(Increase) decrease in deposits	-	4,199
Increase (decrease) in accounts payable	158,655	30,240
Increase (decrease) in portfolio reserves	(1,657)	8,749
Increase (decrease) in accrued expenses	6,643	(40,484)
Net Cash Used by Operating Activities	(145,719)	(363,178)

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations	-	5,000
Net Cash Provided (Used) by Investing Activities	-	5,000

Cash Flows from Financing Activities
Proceeds for issuance of 10% Secured Notes	77,500	-
Proceeds from issuance of common stock	-	315,000
Proceeds from line of credit	-	20,000
Net Cash Provided by Financing Activities	77,500	335,000

Net Increase (Decrease) in Cash and Cash Equivalents	(68,219)	(23,178)

Cash and Cash Equivalents at Beginning of Period	72,625	87,193

Cash and Cash Equivalents at End of Period	$4,406	$64,015

Cash Paid for:
Interest	$1,894	$1,981
Income Taxes	$-	$-
Non-cash financing activities:
Common stock issued for services and deferred compensation	$131,856	$76,570

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2008	30, 2007	31, 2008	31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Income (loss) (numerator)	$(297,445)	$(345,228)	$(490,703)	$(521,633)
Shares (demoninator)	9,274,302	7,970,124	9,268,335	7,846,322

Per share amount	$(0.03)	$(0.04)	$(0.05)	$(0.07)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the period ending June 30, 2008:

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30, 2008

	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2008	2,379,500	$0.73
Options Granted	-	-
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at June 30, 2008	2,379,500	$0.73
Options Exercisable at June 30, 2008	1,956,583	$0.67

Options granted under the plan vest according to terms imposed by the Plan Administrator.  The following schedule summarizes the activity during the period ending June 30, 2007:

	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2007	2,874,750	$0.63
Options Granted	470,000	1.01
Options Exercised	-	-
Options Canceled	(23,500)	1.00
Options Outstanding at June 30, 2007	3,321,250	$0.68
Options Exercisable at June 30, 2007	2,661,873	$0.60

The Company, in accordance with Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” recognized $66,297 and $25,555, for the three months ended June 30, 2008 and 2007, respectively. The Company recognized $108,552 and $45,481, respectively for the six months ended June 30, 2008 and 2007, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

June 30, 2008

Five Year Risk Free Interest Rate	4.56% -5.1%
Divident Yield	-
Volatility	61% - 244%
Average Expected Term (Years to exercise)	5

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30, 2008

Employee stock options outstanding and exercisable under this plan as of June 30, 2008 are:

		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001 - $0.99	1,481,250	$0.55	1.0	1,453,122	$0.55
$1.00 - $2.00	898,250	$1.03	2.5	503,461	$1.05

Employee stock options outstanding and exercisable under this plan as of December 31, 2007 are:

		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001 - $0.99	2,431,250	$0.55	2.8	2,485,517	$0.55
$1.00 - $2.00	593,500	$1.04	4.2	230,166	$1.05

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

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2008	30, 2007	31, 2008	31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Revenue	$-	$65,293	$-	$65,293
Income (loss) from discontinued operations	$-	$7,043	$-	$7,043

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

We have reclassified our Statement of Operations for the three months ended June 30, 2007, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 5 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors create substantial doubt as to the Company’s ability to operate as a going concern should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has nearly zero cash on hand and few material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 6 – 10% SENIOR SECURED PROMISSORY NOTES

On April 2, 2008 the Company commenced an offering of up to $150,000 of Senior Secured Notes bearing interest at 10%. Principal and interest on the Notes is due and payable upon a change of control of the company.  The notes are secured by all tangible and intangible assets of the Company, whether existing at the time of the sale of the Note or thereafter acquired or created.  Until the Notes are paid in full, the Company is not permitted to create, assume, guaranty or permit to exist any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the Notes. As of June 30, 2008 $77,500 had been raised pursuant to the offering. While repayment of the notes, if any, is dependent on the occurrence of certain future events, the timing which is unknown to the Company, management has elected to show these notes as short term.

The Company has the following note payable obligations:

June 30, 2008
10% Senior Secured Promissory Notes	$77,500

Total	77,500
Less Current Maturities	(77,500)
Total Long Term Notes Payable	$-

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results ofOperations

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Prior to May 2004, we had no operating history.  Based in Orange, California, the Company has discontinued the ongoing development and marketing of a suite of prepaid and stored value and financial products and services.  Prepaid and stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument.  The core operating business has been curtailed to refocus efforts on developing strategic alternatives while transitioning current stored value products and services to other willing program managers, card marketers or third party providers such as banks, processors or marketers in the prepaid industry.

Recent Developments

For the second quarter ended June 30, 2008, all operational efforts have been prioritized and focused on winding up of the existing prepaid card operations and related financial services operations and seeking a strategic alternative for the Company’s public entity.  Throughout the second quarter we worked to close down card programs and mitigate the negative effects of winding up the business on the underlying public entity.  In parallel, the Board of Directors looked at strategic alternatives which included acquiring or being acquired by an operating entity.  The Company evaluated various opportunities in the second quarter but timing, due diligence and other factors caused certain opportunities to be unattainable.

As part of the winding up process, on May 6, 2008 we mutually terminated the Marketer and Services Agreement between Trycera Financial, Inc. and Payroll Capital, LLC.  This allowed the card marketer, Payroll Capital, LLC to move directly into a relationship with an issuing bank and migrate off the Company platform.

In addition, on June 9, 2008, the Company received a Notice of Late Payment from our key processing partner, Galileo Processing.  Based upon our continued inability to pay for services, Galileo Processing has notified the Company that they shall be entitled to terminate the services agreement at any time.  While the card programs are being transferred or terminated, immediate stoppage of processing services may result in unknown damages and adversely affect the Company, the underlying entity or its status moving forward.  In addition, we have stopped receiving invoices for services from both our primary processing and bank partners.

Furthermore, on June 13, 2008, the Company was notified that Go Daddy plans to terminate their prepaid card program effective September 1, 2008.

The Company is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs, reduce or pay key outstanding vendor invoices, or service working capital requirements on a sustained basis.  In the early stages of the second quarter we took in funds tied to senior secured notes in order to continue evaluating strategic opportunities and keeping essential operations and regulatory filings up to date.

The Board of Directors has endorsed that the company to wind down all operational activities tied to prepaid debit card programs and products and financial services, continue to sell off any specific assets tied to these activities and pursue a reverse merger with another enterprise as the next step from our original list of strategic alternatives.  During the second quarter there was non-performance of the letter of intent entered into by and between the Company and U.S. Social Scene, LLC.  As a result of U.S. Social Scene’s failure to perform under terms of the executed LOI, the Board had no suitable option but to stay the course on shutting down the operations and seeking other strategic alternatives as a means to preserve the entity and perform on payments to key vendors, partners and investors.

Full Time Equivalents

At August 9, 2008, there was one full-time equivalent directly engaged with the company, Bryan Kenyon the Chief Operating Officer and Chief Financial Officer.  The remaining company operator, Alex McClure, was terminated in June due to ongoing cash flow problems, but remains in a consultative capacity and performs services regularly to ensure continuity while transitioning into a proposed or strategic alternative.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2008

Results of Operations

For the three months ended June 30, 2008

In the second quarter of 2008 we saw revenue drop 94% over the prior second quarter 2007 comparable period.  The decline in revenue was attributed to the elimination of the debt management and other card programs  deployed in  2007 during the second quarter of 2007.  As a result of the elimination no debt management revenue was achieved for the comparable first quarter in 2008.

Revenue

Revenue from continuing operations was $39,921 and $710,809 for the quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $670,888 or 94%. As previously discussed, all operational efforts have been prioritized and focused on winding up of the existing prepaid card operations and related financial services operations and seeking a strategic alternative for the Company’s public entity.

Cost of Sales and Gross Profit

Cost of sales was $66,610 and $541,620 for the quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $475,010 or 88%.  The decrease was attributed to the absence of costs due to the suspension and termination of some of our major programs.

The resulting gross profit (loss) was ($26,689) and $169,189 for the quarters ended June 30, 2008 and 2007, respectively.  Management expects gross profit margin to continue to be impacted by the reduction in card programs. The Company is still incurring fixed processing costs associated with our banking relationships and now has a lower volume of cards to absorb such overhead.

Operating expenses

Operating expenses were $269,798 and $514,263 for the quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $244,465 or 47%.  The major components of our second quarter 2008 operating expense are general and administrative (34%), professional fees (14%), stock based compensation (25%) and contract termination costs of $70,000.

Salaries and wages expense were $2,919 and $104,216 for the quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $101,297 or 97%.  The decrease resulted from the departure of the CEO during the middle of 2007, coupled with the fact that the Company’s ceased payroll and put all employees on a contract basis in February 2008.

General and administrative expenses were $92,828 and $17,195 for the quarters ended June 30, 2008 and 2007, respectively, representing an increase of $75,633 or 439%.  The increase resulted largely from the inclusion of employees now on a contract basis.

Professional fees and expenses were $37,092 and $154,798 for the quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $117,706 or 76%.  The decrease results mainly from the fair value of compensation expense for accounting resources associated with a third party service provider who is paid partly in the form of stock grants.

Stock based compensation was $66,297 and $25,555 for the quarters ended June 30, 2008 and 2007, respectively, representing a increase of $40,742 or 159%.  The net increase is a result of a valuation of options vesting in 2008 as compared to 2007.

Net loss

We incurred net losses of $297,445 and $345,228 for the quarters ended June 30, 2008 and 2007, respectively, representing a decrease in net loss of $47,783 or 14%.  As we continue to seek strategic alternatives and a reverse or merger opportunity, we do not expect any material amount of gross profit margins and the losses are expected to continue in 2008.

For the six months ended June 30, 2008

In the six months ended June 30, 2008 we saw revenue drop 94% over the prior year comparable period.  The decline in revenue was attributed to the elimination of the debt management card programs deployed in 2007 during the second quarter of 2007.  As a result of the elimination no debt management revenue was achieved for the comparable first quarter in 2008.

Revenue

Revenue from continuing operations was $112,120 and $1,957,452 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $1,845,332 or 94%. As previously discussed, all operational efforts have been prioritized and focused on winding up of the existing prepaid card operations and related financial services operations and seeking a strategic alternative for the Company’s public entity.

Cost of Sales and Gross Profit

Cost of sales was $138,857 and $1,646,213 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $1,507,356 or 92%.  The decrease was attributed to the absence of costs due to the suspension and termination of some of our major programs.

The resulting gross profit (loss) was ($26,737) and $311,239 for the six months ended June 30, 2008 and 2007, respectively.  Management expects gross profit margin to continue to be impacted by the reduction in card programs. The Company is still incurring fixed processing costs associated with our banking relationships and now has a lower volume of cards to absorb such overhead.

Operating expenses

Operating expenses were $459,883 and $811,525 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $351,642 or 43%.  The major components of our first quarter 2008 operating expense are, general and administrative (33%), professional fees (19%), stock based compensation (24%) and contract termination costs (15%).

Salaries and wages expense were $32,354 and $213,880 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $181,526 or 84%.  The decrease resulted from the departure of the CEO during the middle of 2007, coupled with the fact that the Company’s ceased payroll and put all employees on a contract basis in February 2008.

General and administrative expenses were $152,700 and $106,229 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $46,471 or 44%.  The increase resulted largely from the inclusion of employees now on a contract basis.

Professional fees and expenses were $87,949 and $230,098 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $142,149 or 62%.  The decrease results mainly from the fair value of compensation expense for accounting resources associated with a third party service provider who is paid partly in the form of stock grants.

Stock based compensation was $108,552 and $45,481 for the six months ended June 30, 2008 and 2007, respectively, representing a increase of $63,071 or 139%.  The net increase is a result of a higher volume of options vesting in 2008 as compared to 2007.

Discontinued Operations

Results of discontinued operations

Having disposed of IsleCORE in the first quarter of 2007, the results of the subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $7,043 for the three months ended June 30, 2007.

Net loss

We incurred net losses of $490,703 and $521,633 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease in net loss of $30,930 or 56%.  As we continue to seek strategic alternatives and a reverse or merger opportunity, we do not expect any material amount of gross profit margins and the losses are expected to continue when 2008 is compared to 2007.

Liquidity and Capital Resources

As of June 30, 2008, cash totaled $4,406 as compared with $72,625 of cash at December 31, 2007, resulting in a decrease of $68,219 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with existing cash proceeds and accounts payable as offset by $77,500 raised by the issuance of 10% Secured Notes.  In the six months ended June 30, 2008 we used $145,719 of cash in operations.  For the comparable period in the prior year we used $363,178 of cash in operations.

Working capital was ($484,389) at June 30, 2008, as compared with working capital of $(137,300) at December 31, 2007.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Management believes that the lack of possessing a sustainable card portfolio, sustainable revenue generating financial services combined with the prolonged undercapitalization of the Company, has resulted in the inability to provide service and performance on any card programs and thus the resulting winding down of all prepaid card and financial services operations.

All primary and ongoing operational efforts are currently prioritized on winding down the prepaid card operations and seeking a strategic alternative for the public Company moving forward beyond the end of the second quarter 2008.  The Company is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs, reduce or pay key outstanding vendor invoices or service working capital requirements on a sustained basis.  As previously disclosed in the Company’s annual report on Form 10-KSB for the year ending December 31, 2007 (the “2007 Annual Report”), quarterly report on Form 10-QSB for the third quarter of the Company’s 2007 fiscal year (the “Third Quarter 10-QSB 2007”) and quarterly report on Form 10-Q for the first quarter of the Company’s 2008 fiscal year (the “First Quarter 10-Q 2008”), ongoing program and approval delays, non-payment for services, operational challenges and an inability to raise capital have all contributed to the failure of the underlying business model and the resulting insolvency and lack of viability of the business. Aside from monies received from senior secured notes in the second quarter (April 2008), all other recent individual and institutional efforts to raise additional new capital have been unsuccessful and there can be no assurances that this will change in the short term due to the challenging market conditions for both private and public financing and the current state of the Company’s business and operations.

At this time, the Company is in the process of winding down its existing operations while it pursues strategic alternatives.  The Company’s Board is actively exploring strategic alternatives that would preserve its public vehicle and are also considering options associated with the pursuit of a reverse acquisition should no other strategic alternatives present themselves that would preserve the Company’s current business operations.  Should a reverse acquisition ultimately be pursued or executed, it would likely result in a change to the Company’s underlying business model, a change in control, a change in management, a sale of assets, a merger with another entity or some other combination that may result in the disposal of all or substantially all of the Company’s prior business to one or more third parties.  Should the pursuit of strategic alternatives fail to deliver a viable migration strategy to the Company or its stakeholders, then the Board and management may seek to initiate an orderly liquidation of the Company, some combination of these transactions or other legal options that may be available.  In addition, should alternatives fail to deliver a viable strategy, the Board and management will attempt to contact vendors to reduce or eliminate any and all contracted service costs or otherwise negotiate or settle outstanding debts or obligations using non-cash instruments such as stock.

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

The Company does not have sufficient cash to meet its working capital needs while it pursues its strategic alternatives beyond early August 2008, unless additional bridge financing is provided, internally or externally.  Currently there are discussions ongoing relative to this bridge financing, but as of this date there are no specific agreements in place and the monies raised include the $67,500 plus and additional $10,000 from two additional shareholders.  While the Board is reaching out to investors for pro-rata commitments no additional funding has resulted thus far.  Should any efforts by the Board and management not prove successful, the Board and management will explore any and all remaining alternatives for the Company, whatever they may be.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2008:

On July 31, 2008 The Board of Directors of Trycera Financial, Inc. entered into and executed a Letter of Intent (LOI) by and between Trycera Financial, Inc. and Global Business Development, LLC (GBD).  The LOI specifically intends for GBD to purchase 90% of the Company and the remaining 10% shall remain with the current shareholders.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.                                Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“COO”) and principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the COO and CFO concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are (1) effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Change In Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                Legal Proceedings

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  Management has received and reviewed a copy of the complaint.  On July 13, 2008 we responded to additional discovery documents required by the counsel of Airport Industrial Complex.  The motions continue and we expect further answers and information in the coming weeks and months.

On April 24, 2008, we received correspondence from Hill Ward Henderson, a law firm representing interests on behalf of a card marketer program, the Plan First Financial Prepaid MasterCard Card.  The Plan First Prepaid MasterCard Card was the flagship program under the IMG card marketer umbrella.  The correspondence contains assertions related to monies owed to both cardholders and Plan First Financial Solutions, both of which the Company refutes.

On May 1, 2008, we received a demand for payment letter filed by American Alarm Systems, our former security system provider.  Management contacted American Alarm Systems, but no formal settlement has been determined.  Management intends to continue efforts to negotiate with American Alarm Systems to relieve the payment burden on the Company.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, we commenced an offering of 10% Senior Secured Promissory Notes.  Principal and interest on the Notes is due and payable upon a change of control of our company.  The notes are secured by all tangible and intangible assets of our company, whether existing at the time of the sale of the Note or thereafter acquired or created.  Until the Notes are paid in full, we are not permitted to create, assume, guaranty or permit to exist any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the Notes.  During the quarter ended June 30, 2008, we sold Notes in the aggregate principal amount of $77,500 received from the investors, including $67,500 from Ecewa Capital Group, LLC, an entity controlled by Alan Knitowski, our Chairman, and $5,000 from Sagoso Capital, LLC, an entity controlled by Luan Dang, one of our directors.  These Notes were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the three investors was an accredited investor as defined in Regulation D.  Each investor acquired the Notes for investment purposes and without the intent to further distribute the Notes.  A restrictive legend was placed on the front page of each Note.  No investor entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sale of these Notes.

Item 5.                                Other Information

As described above in Item 2, on or about April 3, 2008, we issued two 10% Senior Secured Promissory Notes in the aggregate amount of $67,500 to Ecewa Capital, LLC, an entity controlled by Alan Knitowski, our Chairman.   Pursuant to the provisions of Item 1.01 of Form 8-K, we should have filed a report on 8-K on or before April 9, 2008.  The description of this transaction set forth above in Item 2 is incorporated into this Item 5.

As described above in Item 2, on or about May 14, 2008, we issued a 10% Senior Secured Promissory Note in the amount of $5,000 to Sagoso Capital, LLC, an entity controlled by Luan Dang, one of our directors.   Pursuant to the provisions of Item 1.01 of Form 8-K, we should have filed a report on 8-K on or before May 20, 2008.  The description of this transaction set forth above in Item 2 is incorporated into this Item 5.

Item 6.                                Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer and Principal Financial Officer.

99.1	Form of 10% Senior Secured Promissory Note, with schedule of note holders

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: August 13, 2008	By:	/s/ Bryan Kenyon
Bryan Kenyon, COO
(Principal Executive Officer)

Date: August 13, 2008	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)