Form 10-Q
period 2008-09-30
Trycera Financial, Inc.
filed 2008-11-19
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 San Joaquin Plaza, Suite 240, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(949) 734-4606
(Registrant’s telephone number, including area code)

2560 E. Chapman Avenue, Suite 404, Orange, CA  92689
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

As of November 6, 2008, the registrant had outstanding 9,514,302 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION
Item 1.                                Financial Statements (Unaudited)
Trycera Financial, Inc.
Balance Sheets

	September	December
	30, 2008	31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$3,014	$72,625
Accounts Receivable, net	3,816	30,931
Prepaid Expenses and other current assets	6,800	29,853
Client ACH Reserves	5,000	5,000
Total Current Assets	18,630	138,409

Property & Equipment, net	-	9,751

Other Assets
Definite Life Intangible Assets, net	-	2,159

Total Other Assets	-	2,159

Total Assets	$18,630	$150,319

Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$307,430	$126,629
Portfolio reserves	34,773	34,202
Accrued Expenses	123,475	114,878
10% Senior Secured Notes	77,500	-

Total Current Liabilities	543,178	275,709

Total Liabilities	543,178	275,709

Commitments	-	-

Stockholders’ Equity (Deficit)

Preferred Stock, 20,000,000 Shares Authorized,
$.001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 9,514,302 and 9,250,302 Shares
Issued and Outstanding, Respectively	9,514	9,250
Additional Paid In Capital	5,336,237	5,184,500
Prepaid Stock Compensation	-	(88,376)
Accumulated Deficit	(5,870,299)	(5,230,764)
Total Stockholders’ Equity (Deficit)	(524,548)	(125,390)
Total Liabilities & Stockholders’ Equity (Deficit)	$18,630	$150,319

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored Value	$38,758	$146,570	$150,878	$2,104,022
	38,758	146,570	150,878	2,104,022

Cost of Sales	(20,828)	116,589	118,029	1,762,802
Gross Profit (Loss)	59,586	29,981	32,849	341,220

Expenses
Depreciation and Amortization	152	1,808	2,159	8,485
Salaries and Wages	-	79,557	32,354	293,437
Stock Based Compensation	25,569	54,255	134,121	99,736
Professional Fees	32,525	68,183	120,474	298,281
Bad debt expense	1,762	27,329	8,083	236,489
Contract termination costs	-	-	70,000	-
General & Administrative	146,457	97,268	299,157	203,497

Total Expenses	206,465	328,400	666,348	1,139,925

Loss from Operations	(146,879)	(298,419)	(633,499)	(798,705)

Other Income (Expenses)
Interest, income	-	152	174	452
Interest, expense	(1,953)	(40)	(3,934)	(878)
Other income (expense)	-	-	(2,276)	-
Total other Income (expense)	(1,953)	112	(6,036)	(426)

Loss from Continuing Operations before tax	(148,832)	(298,307)	(639,535)	(799,131)
Income tax	-	-	-	-
Loss from Continuing Operations	(148,832)	(298,307)	(639,535)	(799,131)

Discontinued Operations
Loss on disposal of Discontinued Operations	-	-	-	(27,852)
Gain (Loss) from Discontinued Operations	-	-	-	7,043
Total gain (loss) from Discountinued Operations	-	-	-	(20,809)

Net Loss	$(148,832)	$(298,307)	$(639,535)	$(819,940)

Basic earnings per share:

Loss per share Continuing operations	$(0.02)	$(0.04)	$(0.07)	$(0.10)
Loss per share Discontinued operations	-	-	-	-
Net Loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.10)

Weighted average shares	9,449,085	8,178,671	9,368,556	7,952,021

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September	September
	30, 2008	30, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(639,535)	$(819,940)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations;
Depreciation and amortization	2,159	14,798
Depreciation and amortization on discontinued operation	-	581
Amortization of prepaid stock compensation	88,376
Bad debt expense	(8,083)	-
Loss on sale of assets	9,751	27,852
Stock issued for services	17,880	104,730
Stock options and warrants	134,121	99,736
(Increase) decrease in accounts receivable	35,198	33,478
(Increase) decrease in prepaid and other current assets	23,053	(4,374)
(Increase) decrease in deposits	-	8,814
Increase (decrease) in accounts payable	180,801	49,272
Increase (decrease) in portfolio reserves	571	2,925
Increase (decrease) in accrued expenses	8,597	(21,724)
Net Cash Used by Operating Activities	(147,111)	(503,852)

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations	-	5,000
Net Cash Provided (Used) by Investing Activities	-	5,000

Cash Flows from Financing Activities
Proceeds for issuance of 10% Secured Notes	77,500	-
Proceeds from issuance of common stock	-	455,000
Net Cash Provided by Financing Activities	77,500	455,000

Net Increase (Decrease) in Cash and Cash Equivalents	(69,611)	(43,852)

Cash and Cash Equivalents at Beginning of Period	72,625	87,193

Cash and Cash Equivalents at End of Period	$3,014	$43,341

Cash Paid for:
Interest	$-	$878
Income Taxes	$-	$-
Non-cash financing activities:
Common stock issued for services and deferred compensation	$240,377	$205,730

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Income (loss) (numerator)	$(148,832)	$(298,307)	$(639,535)	$(819,940)
Shares (demoninator)	9,449,085	8,178,671	9,368,556	7,952,021

Per share amount	$(0.02)	$(0.04)	$(0.07)	$(0.10)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the period ending September 30, 2008:

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2008

	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2008	2,379,500	$0.73
Options Granted	-	-
Options Exercised	-	-
Options Canceled	(400,000)	-
Options Outstanding at September 30, 2008	1,979,500	$0.71
Options Exercisable at September 30, 2008	1,773,667	$0.66

Options granted under the plan vest according to terms imposed by the Plan Administrator.  The following schedule summarizes the activity during the period ending September 30, 2007:

	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2007	2,874,750	$0.63
Options Granted	528,250	0.96
Options Exercised	-	-
Options Canceled	(23,500)	1.00
Options Outstanding at September 30, 2007	3,379,500	$0.68
Options Exercisable at September 30, 2007	2,734,706	$0.61

The Company, in accordance with Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” recognized $25,569 and $54,255, for the three months ended September 30, 2008 and 2007, respectively. The Company recognized $134,121 and $99,736, respectively for the nine months ended September 30, 2008 and 2007, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

September 30, 2008

Five Year Risk Free Interest Rate	4.56% -5.1%
Divident Yield	-
Volatility	61% - 244%
Average Expected Term (Years to exercise)	5

Management would like to confirm an intention to use an appropriate volatility in the future, which is likely to be higher than the historical basis.

Employee stock options outstanding and exercisable under this plan as of September 30, 2008 are:

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2008

		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001 - $0.99	1,321,250	$0.54	0.8	1,321,247	$0.54
$1.00 - $2.00	658,250	$1.04	2.2	412,420	$1.06

Employee stock options outstanding and exercisable under this plan as of December 31, 2007 are:

		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001 - $0.99	1,481,250	$0.55	2.5	1,421,247	$0.55
$1.00 - $2.00	898,250	$1.03	3.5	393,793	$1.06

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

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Revenue	$-	$-	$-	$65,293
Income (loss) from discontinued operations	$-	$-	$-	$7,043

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

We have reclassified our Statement of Operations for the nine months ended September 30, 2007, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2008

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

Prior to May 2004, we had no operating history.  Based in Orange County, California, the Company has discontinued the ongoing development and marketing of a suite of prepaid and stored value and financial products and services.  Prepaid and stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument.  The core operating business has been curtailed to refocus efforts on developing strategic alternatives while transitioning current stored value products and services to other willing program managers, card marketers or third party providers such as banks, processors or marketers in the prepaid industry.

Recent Developments

For the third quarter ended September 30, 2008, all operational efforts were permanently shut down and focused on winding up of the existing prepaid card operations and related financial services operations and seeking a strategic alternative for the Company’s public entity.  Throughout the third quarter we worked to close down card programs, shut off any ongoing card operations and mitigate the negative effects of winding up the business on the underlying public entity.  In parallel, the Board of Directors looked at strategic alternatives which included acquiring or being acquired by an operating entity.  The Company evaluated various opportunities in the third quarter but timing, due diligence and other factors caused certain opportunities to be unattainable.

As part of the winding up process the Go Daddy prepaid card program was officially terminated pursuant to their notification effective September 1, 2008.  Furthermore, the Company, via the issuing bank, notified all cardholders that their prepaid cards would no longer be available after the end of September.  This notification process was conducted to every cardholder.  As a result, the Company’s transaction processor shut off the portfolio in concert with the issuing bank cancellation of all cardholder cards. Separately, and as a direct result of the winding up process, there are disputed amounts by and between the Company and Pan Am Payment Systems for services rendered.  The core item is a $15,000 payment made by Pan Am for an initial payment for a card program.  While the Company began securing bins, provided services and traveled on behalf of Pan Am, they elected to seek a direct program management relationship and have demanded their funds be returned.  The Company is seeking a suitable remedy, but disagrees that any of the $15,000 is owed due to the services provided.

The Company has been for multiple quarters and is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs, reduce or pay key outstanding vendor invoices, or service working capital requirements on a sustained basis.  Unlike the second quarter where a small amount of funds were raised tied to senior debt, no such funds were taken in during the third quarter.  As a direct result, no effective operations were maintained throughout the third quarter.

On September 11, 2008 the Board of Directors of Trycera Financial, Inc. received a termination notice of  the executed a Letter of Intent (LOI) on July 31, 2008 by and between Trycera Financial, Inc. and Global Business Development, LLC (GBD).  The termination confirmed GBD’s inability to perform under the existing terms of the LOI.

The Board of Directors has continued to support the wind up of all operational activities tied to prepaid debit card programs and products and financial services, the continued sell off of any specific assets tied to these activities and to pursue a reverse merger with another enterprise as the next step from our original list of strategic alternatives.

Full Time Equivalents

At November 6, 2008, there were no full-time equivalents directly engaged with the company.  The remaining oversight resides with two Board members, the Chairman, Alan Knitowski and Board and Committee member, Luan Dang.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2008

Results of Operations

For the three months ended September 30, 2008

In the third quarter of 2008 we saw revenue drop 74% over the third quarter 2007 comparable period.  The decline in revenue was attributed to the elimination of the debt management and other card programs deployed in 2007.  As a result of the elimination no debt management revenue was achieved for the 2008.

Revenue

Revenue from continuing operations was $38,758 and $146,570 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $107,812 or 74%. As previously discussed, all operational efforts have been prioritized and focused on winding up of the existing prepaid card operations and related financial services operations and seeking a strategic alternative for the Company’s public entity.

Cost of Sales and Gross Profit

Cost of sales was ($20,828) and $116,589 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $137,417 or 118%.  The decrease was attributed to the absence of costs due to the suspension and termination of some of our major programs. The negative cost of sales resulted from the overestimation of unbilled service costs from our processor.

The resulting gross profit (loss) was $59,586 and $29,981 for the quarters ended September 30, 2008 and 2007, respectively.  Management expects gross profit margin to continue to be impacted by the reduction in card programs.

Operating expenses

Operating expenses were $206,465 and $328,400 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $121,935 or 37%.  The major components of our first quarter 2008 operating expense are general and administrative (71%), professional fees (16%) and stock based compensation (12%).

Salaries and wages expense were $0 and $79,557 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $79,557 or 100%.  The decrease resulted from the departure of the CEO during the middle of 2007, coupled with the fact that the Company’s ceased payroll.

        General and administrative expenses were $146,457 and $97,268 for the quarters ended September 30, 2008 and 2007, respectively, representing an increase of $49,188 or 51%.  The increase results mainly from the amortization of costs associated with an employment agreement which terminated and the inclusion former employees now on a contract basis.

Professional fees and expenses were $32,525 and $68,183 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $35,658 or 52%.  The increase results mainly from the amortization of costs associated with an employment agreement which terminated and the fair value of compensation expense for accounting resources associated with a third party service provider who is paid partly in the form of stock grants.

Stock based compensation was $25,569 and $54,255 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $28,686 or 53%.  The net increase is a result of a valuation of options vesting in 2008 as compared to 2007.

Net loss

We incurred net losses of $148,832 and $298,307 for the quarters ended September 30, 2008 and 2007, respectively, representing a decrease in net loss of $149,475 or 50%.  As we continue to seek strategic alternatives and a reverse or merger opportunity, we do not expect any material amount of gross profit margins and the losses are expected to continue in 2008.

For the nine months ended September 30, 2008

For the nine months ended September 30, 2008 we saw revenue drop 93% over the comparable period.  The decline in revenue was attributed to the elimination of the debt management card programs deployed in 2007 during the second quarter of 2007.  As a result of the elimination no debt management revenue was achieved in 2008.

Revenue

Revenue from continuing operations was $150,878 and $2,104,022 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $1,953,144 or 93%. As previously discussed, all operational efforts have been prioritized and focused on winding up of the existing prepaid card operations and related financial services operations and seeking a strategic alternative for the Company’s public entity.

Cost of Sales and Gross Profit

Cost of sales was $118,029 and $1,762,802 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $1,644,773 or 93%.  The decrease was attributed to the absence of costs due to the suspension and termination of some of our major programs.

The resulting gross profit (loss) was $32,849 and $341,220 for the nine months ended September 30, 2008 and 2007, respectively.  Management expects gross profit margin to continue to be impacted by the cessation of card programs.

Operating expenses

Operating expenses were $666,348 and $1,139,925 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $473,577 or 41%.  The major components of our first quarter 2008 operating expense are, general and administrative (45%), professional fees (18%), stock based compensation (20%) and contract termination costs (11%).

Salaries and wages expense were $32,354 and $293,437 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $261,083 or 89%.  The decrease resulted from the departure of the CEO during the middle of 2007, coupled with the fact that the Company’s ceased payroll and put all employees on a contract basis in February 2008.

General and administrative expenses were $299,156 and $203,497 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $95,659 or 47%. The increase results mainly from the amortization of costs associated with an employment agreement which terminated and the inclusion former employees now on a contract basis.

Professional fees and expenses were $120,474 and $298,281 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $177,807 or 60%.  The decrease results mainly from the fair value of compensation expense for accounting resources associated with a third party service provider who is paid partly in the form of stock grant.

Stock based compensation was $134,121 and $99,736 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $34,385 or 34%.  The net increase is a result of a higher volume of options vesting in 2008 as compared to 2007.

Discontinued Operations

Results of discontinued operations

Having disposed of IsleCORE in the first quarter of 2007, the results of the subsidiary have been shown as a discontinued operation for the purposes of our financial statements.  Net income was $7,043 for the nine months ended September 30, 2007.

Net loss

We incurred net losses of $639,534 and $819,940 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease in net loss of $180,406 or 22%.  As we continue to seek strategic alternatives and a reverse or merger opportunity, we do not expect any material amount of gross profit margins and the losses are expected to continue when 2008 is compared to 2007.

Liquidity and Capital Resources

As of September 30, 2008, cash totaled $3,015 as compared with $72,625 of cash at December 31, 2007, resulting in a decrease of $69,610 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with existing cash proceeds and accounts payable as offset by $77,500 raised by the issuance of 10% Secured Notes.  In the nine months ended September 30, 2008 we used $147,110 of cash in operations.  For the comparable period in the prior year we used $503,852 of cash in operations.

Working capital was ($524,548) at September 30, 2008, as compared with working capital of $(137,300) at December 31, 2007.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Management believes that the lack of possessing a sustainable card portfolio, sustainable revenue generating financial services combined with the prolonged undercapitalization of the Company, has resulted in the inability to provide service and performance on any card programs and thus the resulting winding down of all prepaid card and financial services operations.

All primary and ongoing operational efforts are currently prioritized on winding down the prepaid card operations and seeking a strategic alternative for the public Company moving forward beyond the end of the second quarter 2008.  The Company is currently insolvent unless there is a short-term capital infusion, a material change to the recent trends in revenue, or an executed LOI tied to a strategic alternative. We do not currently have sufficient cash on hand to satisfy existing operating cash needs, reduce or pay key outstanding vendor invoices or service working capital requirements on a sustained basis.  As previously disclosed in the Company’s annual report on Form 10-KSB for the year ending December 31, 2007 (the “2007 Annual Report”), quarterly report on Form 10-QSB for the third quarter of the Company’s 2007 fiscal year (the “Third Quarter 10-QSB 2007”) and quarterly report on Form 10-Q for the second quarter of the Company’s 2008 fiscal year (the “Second Quarter 10-Q 2008”), ongoing program and approval delays, non-payment for services, operational challenges and an inability to raise capital have all contributed to the failure of the underlying business model and the resulting insolvency and lack of viability of the business. Aside from monies received from senior secured notes in the second quarter (April 2008), all other recent individual and institutional efforts to raise additional new capital have been unsuccessful and there can be no assurances that this will change in the short term due to the challenging market conditions for both private and public financing and the current state of the Company’s business and operations.

At this time, the Company is in the process of winding up its existing operations while it pursues strategic alternatives.  The Company’s Board is actively exploring strategic alternatives that would preserve its public vehicle and are also considering options associated with the pursuit of a reverse acquisition should no other strategic alternatives present themselves that would preserve the Company’s current business operations.  Should a reverse acquisition ultimately be pursued or executed, it would likely result in a change to the Company’s underlying business model, a change in control, a change in management, a sale of assets, a merger with another entity or some other combination that may result in the disposal of all or substantially all of the Company’s prior business to one or more third parties.  Should the pursuit of strategic alternatives fail to deliver a viable migration strategy to the Company or its stakeholders, then the Board and management may seek to initiate an orderly liquidation of the Company, some combination of these transactions or other legal options that may be available.  In addition, should alternatives fail to deliver a viable strategy, the Board and management will attempt to contact vendors to reduce or eliminate any and all contracted service costs or otherwise negotiate or settle outstanding debts or obligations using non-cash instruments such as stock.

The Company and the Board of Directors are unaware, at this time, of unforeseen or prospective liabilities, damages and contingencies resulting from the exit of the prepaid card operations.  The Company does acknowledge that the winding up of all prepaid and financial services operations was due in part to the cessation of services of Company vendors (banks and processor) who were unpaid for varying lengths of time.  As such, through the shut down of the collective portfolios by the issuing banks and processor, there may be resulting liabilities that are not considered, included or reflected in the underlying Company financials.  Such uncertainty may result in more unfavorable or material differences to the Company financials currently being reported.  This inability of the Company or the Board of Directors to quantify the potential scope of such liabilities/damages or both, is the direct result of not being able to clearly identify or forecast such contingencies and liabilities and evaluate whether they are known or qualified.

On April 4, 2008, and thereafter, the Company received $77,500 of financing in the form of senior bridge notes, including the $37,500 related to the performance on the Letter of Intent executed by and between U.S. Social Scene (USSS) and Trycera as disclosed under Form 8-K on April 4, 2008.  Despite the LOI being terminated by the Board of Directors on or about May 2, 2008, for USSS' failure to perform financially against its $37,500 bridge loan obligation specified in the aforementioned LOI, the Company continued to pursue both alternative transactions and other sources of potential financing for its core prepaid business.

On July 31, 2008, the Company executed a new LOI by and between Global Business Development (GBD) and the Company, in which GBD was to provide $500,000 in cash and business operations, subsidiaries, agreements and assets exceeding $80,000,000 in return for 90% of the common stock of the Company.  This fully executed LOI also required GBD to deliver a non-refundable $30,000 cash payment within 30 days of executing the LOI or GBD would have been in material breach of the underlying agreement.  This 30 day window opened and closed without GBD performing against this required financial covenant.  As a result, the Company's Board of Directors terminated this LOI on or about September 11, 2008, in conjunction with receiving a signed written letter from GBD stating the LOI was "cancelled due to GBD's non-performance".

Due to the failure of both LOIs resulting in a closed transaction, and the Company's lack of success in closing additional financing for operations to this point in time, the Company does not currently have sufficient cash in order to meet its ongoing working capital needs.  As a result, the Company is exclusively pursuing strategic alternatives that can be entered and closed before year end 2008.  Should these efforts not prove successful, then the Company will explore any and all remaining alternatives for the Company, whatever they may be, and execute them before year end 2008.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2008:

On October 2, 2008, Bryan Kenyon, the remaining operational officer, resigned all positions with the Company, effective immediately.  Details are available on Form 8-K filed with the SEC on October 7, 2008.

On or about October 1, 2008, Galileo Processing turned off all processing capacity for the Company’s cancelled portfolio of cards.  This was a final step in winding up all prepaid card operations.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.                                Controls and Procedures

Disclosure Controls and Procedures

    As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chairman of the Board (“Chairman”) and the remaining Board Member (“Member”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chairman and Board Member concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are (1) effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Change In Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                Legal Proceedings

On September 30, 2008 we were notified of an arbitration claim filed by Transfers4Less against the Company for $75,000.  The claim alleges breach of contract which the Company refutes and plans to vigorously defend.

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  Management has received and reviewed a copy of the complaint.  On August 24, 2008 we were notified that a trial date has been scheduled for June 2009.

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

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive and Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: November 19, 2008	By:	/s/ Alan Knitowski
Alan Knitowski, Chairman
(Principal Executive and Financial Officer)