Form 10-K
period 2008-12-31
Trycera Financial, Inc.
filed 2009-04-15
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30872

Trycera Financial, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1656 Reunion Avenue, Suite 250, South Jordan, Utah	84095
(Addres of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (801) 446-8802

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [    ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes [X]    No [   ]       (2)  Yes  [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [   ]                                                      Accelerated Filer  [   ]
Non-accelerated Filer  [   ]                                                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [X]    No  [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $324,005, computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At April 6, 2009, there were 9,679,302 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raised needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “Trycera” refer to Trycera Financial, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2008

Since 2004 the Company had been in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Because of continued losses from operations during 2008 the Company began winding down its principal business operations and commenced a search for a new business venture.  The Company has no material assets and significant liabilities.  Former management was unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.  During 2008 all officers and directors of the Company, except Alan Knitowski and Luan Dang, had resigned.

On January 22, 2009, Mr. Vance accepted appointment as a director and as the President, Chief Executive Officer, Secretary, and Treasurer of Trycera.  Effective January 22, 2009, Mr. Knitowski resigned as a director and as Chairman of the Company, and Mr. Dang resigned as a director.  Mr. Vance became the sole officer and director of the Company.  Messrs Knitowski and Dang also granted Mr. Vance proxies to vote the shares beneficially owned by them and by certain affiliated or associated entities and individuals.  Mr. Vance also received a proxy to vote shares held by Matthew Kerper, the former President of the Company.  As a result, Mr. Vance received proxies to vote 4,250,585 shares and directly owned 85,000 shares, which in the aggregate represent 4,335,585 shares beneficially owned by Mr. Vance and which further represented approximately 44.7% of the voting control of the Company.  As a result of this transaction, Mr. Vance assumed control of the Company from Messrs Knitowski and Dang.

Mr. Vance agreed to assume control of the Company to assist in the settlement of outstanding liabilities and to seek a new operating business.  Prior to this change of control the Company essentially ceased its business operations and may be deemed a shell company as defined in Rule 405 promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act by virtue of its nominal operations.  As a condition to the change of control, former management agreed to provide proxies to vote the stock beneficially owned by them or their related entities and associated parties.  They also agreed to settle certain debt owed by the Company to them and their affiliated entities, including all outstanding 10% Senior Secured Promissory Notes, and to cancel any outstanding common stock purchase options held by them.  They further agreed to cancel any outstanding contracts or agreements between them, or entities controlled by them, and the Company.  Also, they agreed, if requested as a condition of the acquisition of a new operating business, that they would cancel any warrants held by them or any related entity.  Finally, Mr. Dang agreed to act as an advisor to the Board to review any proposed acquisition transaction.  Mr. Vance agreed, subject to his fiduciary duty as a director, not to finalize any such acquisition transaction if in the good faith opinion of Mr. Dang, the transaction would not be in the best interests of the Company.

Each of the proxies granted to Mr. Vance is irrevocable and will expire either on December 31, 2009, the date Mr. Vance resigns as a director, or the date upon which Mr. Vance ceases to control the Company, whichever first occurs.  Sale or transfer of the shares is conditioned upon the purchaser or transferee agreeing in writing to be bound by the terms of the proxy.  Mr. Vance, acting as proxy, may vote the shares at any meeting of the shareholders or may execute any written consent evidencing action by the shareholders.  The proxies are not limited in the matters upon which the shares may be voted.

On or about January 2, 2007, the Company entered into an agreement with Curo Capital, LLC (“Curo Capital”), an entity controlled jointly by Mr. Knitowski and Mr. Dang, (the “Curo Capital Agreement”) whereby the Company agreed to pay $1,000 per month towards the Company’s office lease activities associated with the office of the Chairman.  Pursuant to the terms of the Curo Capital Agreement, the Company owed approximately $12,000 to Curo Capital as of January 22, 2009.  Also, on or about January 3, 2006, the Company entered into an agreement with Ecewa Capital Group, LLC (“Ecewa Capital”), an entity controlled by Mr. Knitowski (the “Ecewa Capital Agreement”) whereby Ecewa Capital provided certain consulting services to the Company.  Pursuant to the terms of the Ecewa Capital Agreement, the Company owed approximately $60,000 to Ecewa Capital at January 22, 2009.  In a settlement agreement dated January 22, 2009, Curo Capital agreed to settle all amounts owed to it under the Curo Capital Agreement for $4,000, and Ecewa Capital agreed to settle all amounts owed to it under the Ecewa Capital Agreement for $20,000.  Payment of the settlement amounts is due prior to December 31, 2009, or upon closing of a corporate transaction, whichever shall first occur.  If the Company fails to pay the settlement amounts, Curo Capital and Ecewa will have the option to rescind the settlement agreement.  The Curo Capital Agreement and the Ecewa Capital Agreement were also cancelled effective December 31, 2008.

The Company had previously agreed to reimburse Mr. Dang for the cost of health insurance during the period he served as a director of the Company.  At the time of his resignation on January 22, 2009, the Company owed approximately $14,950.83 to Mr. Dang for these health insurance costs (the “Health Insurance Payable”).  On or about May 14, 2008, Sagoso Capital (“Sagoso”), a company controlled by Mr. Dang, loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan (the “Sagoso Note”) which was due and payable upon a change of control of the Company.  On or about December 29, 2008, Sagoso Capital acquired the 10% Senior Promissory Notes issued by the Company to Ecewa Capital in the principal amount of $67,500 (the “Ecewa Notes”).  In a settlement agreement dated January 22, 2009, Mr. Dang agreed to settle all amounts owed to him for the Health Insurance Payable for $5,000, and Sagoso agreed to settle all amounts owed to it under the Sagoso Note and the Ecewa Notes for $38,994.18.  Payment of the settlement amounts is due prior to December 31, 2009, or upon closing of a corporate transaction, whichever shall first occur.  If the Company fails to pay the settlement amounts, Mr. Dang and Sagoso will have the option to rescind the settlement agreement.

On or about May 14, 2008, Hang Dang loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan (the “Note”) which was due and payable upon a change of control of the Company.  In a settlement agreement dated January 22, 2009, Ms. Dang agreed to settle all amounts owed to her for the Note for $2,661.82.  Payment of the settlement amount is due prior to December 31, 2009, or upon closing of a corporate transaction, whichever shall first occur.  If the Company fails to pay the settlement amounts, Ms. Dang will have the option to rescind the settlement agreement.

In connection with the change of control, Mr. Knitowski cancelled 106,250 common stock purchase options held by him and Mr. Dang cancelled 200,000 common stock purchase options held by him.  These options represented all of the options held by these parties.

Upon the change of control, Mr. Dang was appointed as an advisor to the Board to review and make recommendations to the Board on any proposed transaction whereby any third party would assume control of the Company by means of a reverse acquisition transaction.  The Board agreed to furnish to Mr. Dang for review on a confidential basis any such proposed transaction.  Mr. Dang agreed to serve at no cost to the Company as an advisor to the Board until the Company acquires a new business or until the resignation of Mr. Vance as a director, whichever occurs first.

On February 6, 2009, Mr. Vance resigned as President of the Company and Ray A. Smith was appointed as President and Chief Executive Officer and is the Company’s principal executive officer.

Business of the Company

Selection of a Business

The Company intends to either seek an outside business venture or to raise funds to recommence operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.  The Company has had preliminary discussions with Mr. Smith to implement a business plan aligned with his existing business, CRS Corporation, but no agreement or binding arrangement has been entered into.  CRS Corporation is engaged in the business of tracking and reporting nontraditional payment history to national credit reporting agencies.

The Company will not restrict its search to any particular business, industry, or geographical location, and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of management of the Company and reviewed by Mr. Dang as an advisor to the Board of Directors.  In analyzing prospective businesses, management will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of an Outside Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current sole officer and director would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole director will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole director, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on the shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which take effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following internal generation of a business model or its acquisition of a business will be dependent on the nature of the business and the interest acquired.  If an outside business is acquired, it is unlikely that current shareholders would be in control of the Company or that present management would be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business.  The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company currently has only one employee, namely its President, Ray Smith.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees so long as it is seeking and evaluating businesses.  The future need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the business address of the sole director is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

On September 30, 2008 we were notified of an arbitration claim filed by Transfers4Less against the Company for $75,000.  The claim alleges breach of contract which the Company refutes and plans to vigorously defend.  Judgment was granted on January 27, 2009, to Transfers4Less in the amount of $40,000 in the arbitration hearing held on January 15, 2009.

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  Management has received and reviewed a copy of the complaint.  On April 1, 2009 the Company represented by counsel appeared in Superior Court in a pre-trial effort to resolve the matter.  The Company has negotiated a settlement, which remains unpaid at April 14, 2009.  The next scheduled court appearance is May 1, 2009, with a trial date set for June 1, 2009.

On April 24, 2008, we received correspondence from Hill Ward Henderson, a law firm representing interests on behalf of a card marketer program, the Plan First Financial Prepaid MasterCard Card.  The Plan First Prepaid MasterCard Card was the flagship program under the IMG card marketer umbrella.  The correspondence contains assertions related to monies owed to both cardholders and Plan First Financial Solutions, both of which the Company refutes. As of March 31, 2009 the Company has received no further correspondence from either Hill Ward Henderson or Plan First Financial Solutions.

On May 1, 2008, we received a demand for payment letter filed by American Alarm Systems, our former security system provider for contracted services through 2010.  The Company and American Alarm Systems appeared in small claims court and settled the matter for $900 on March 24, 2009.  The Company has until June 30, 2009 to make payment on the settled amount.

The Company continues to receive demands for payments from creditors.  The Company has no funds to defend these actions or to pay the creditors.  However, management has been proactive to reach out to most creditors in an attempt to negotiate or resolve outstanding debt.  Management anticipates that if the Company is unable to settle these claims, the Company will be dissolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is quoted on both the OTC Bulletin Board and the Pink Sheets.  The Common Stock is currently traded with the trading symbol of “TRYF.”  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the Pink Sheets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2007	First	$1.70	$1.25
	Second	$1.07	$0.55
	Third	$1.01	$0.36
	Fourth	$0.36	$0.13

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008	First	$0.13	$0.13
	Second	$0.08	$0.08
	Third	$0.07	$0.07
	Fourth	$0.06	$0.06

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2009	First	$0.06	$0.02

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer.  With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

At April 6, 2009, the Company had 115 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Co., Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2008, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2008, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Overview

Prior to May 2004, we had no operating history.  From May 2004 until early in the first quarter in 2008, the Company operated and marketed a suite of prepaid and stored value and financial products and services.  Prepaid and stored value products are broadly defined as financial instruments where the value on the card has been prepaid, and where subsequent transactions decrease the value against the balance originally loaded onto the instrument.  Based in South Jordan, Utah, the Company discontinued all operations during the fiscal year 2008.  The core operating business has been curtailed to refocus efforts on developing strategic alternatives while transitioning all platform stored value products and services to other willing program managers, card marketers or third party providers such as banks, processors or marketers in the prepaid industry.  The primary banking partner elected to close down all remaining card portfolios in October 2008, so no programs were extended beyond that timeframe.

As previously and continually stressed, the Company does not have sufficient cash to meet its working capital needs while it pursues its strategic alternatives beyond April 2009 and has not had sufficient cash balances since early in 2008.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties that could cause materially different results under different estimates and assumptions.  We believe our critical accounting policies relate to accounts receivable, goodwill and intangible assets and related impairment assessments, and stock-option compensation because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain.  There were no changes to our critical accounting policies during the year ended December 31, 2008.

Results of Operations--Year Ended December 31, 2008, versus the Year Ended December 31, 2007

In 2008, we saw revenues drop 93% over the prior year.  The decline of revenue was attributed to the exiting of the underlying business in all channels.  The primary effort throughout the 2008 fiscal year was to wind up the business and seek a strategic alternative.  Near the end of the first quarter 2008, we had begun in earnest shuttering in house prepaid card programs and moving towards discontinuing all operations.

Revenue

Revenue was $151,619 and $2,215,369 for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $2,063,750 or 93%.  Our 2008 results reflect the winding up of the operations and lay out a stark contrast to the 2007 product launches and marketing efforts.  Management expects a strategic alternative to favorably impact the underlying revenue.

Cost of Sales and Gross Profit

Cost of sales was $123,029 and $1,895,910 for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $1,772,881or 94%.  The decrease was attributed to the exiting of the business operations.

The resulting gross profit was 18.9% and 14.4% for the years ended December 31, 2008 and 2007, respectively.

Operating expenses

Operating expenses were $755,271 and $1,401,063 for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $645,792 or 46%.  The major components of operating expense were salaries and wages (4%) general and administrative (45%) professional fees (21%) and stock based compensation (20%).

Salaries and wages expense was $32,354 and $362,208 for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $329,854 or 91.1%.  The decrease resulted from resignation of all employees in and around March 31, 2008.  Former employees were paid on an as-needed basis as independent contractors subsequent to their resignation.

General and administrative expense was $336,639 and $238,152 for the years ended December 31, 2008 and 2007, respectively, representing an increase of $98,487 or 41.4%.  The increase resulted from the inclusion of costs of former employees that were subsequently paid on a contract basis.

Professional fees and expenses were $157,868 and $375,846 for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $217,978 or 58.0%.   The decrease resulted from the expenses associated with a third party accounting service provider which were paid in part with stock grants.  Included in this number is $28,680 in the form of non cash compensation resulting from the issue of stock grants for services compared to $107,650 for the prior year.

Stock based compensation was $148,168 and $152,741 for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $4,573 or 3.0%.  The net decrease is due to the reduced number of options vesting in 2008.

Other income (expense)

Other income (expense) was ($5,098) and ($318,392) for the years ended December 31, 2008 and 2007, respectively.  The main component of other expense is the financing costs which resulted from the issuance of warrants attached to the shares offered in the Company’s last private placements.  The financing costs are calculated using the number of warrants and the Black-Scholes model.  Financing costs were $0 and $342,925 for the years ended December 31, 2008 and 2007 respectively.

Discontinued Operations

The Company sold its isleCore operations effective March 31, 2007.  The total loss resulting from these operations were $0 and $20,809 for the periods ended December 31 2008 and 2007 respectively.

Net loss

We incurred net losses of $723,579 and $1,421,605 for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

As of December 31, 2008, cash totaled $263 as compared with $72,625 cash or cash equivalents at December 31, 2007.  Cash used in operations was $149,862 and was offset by $77,500 of cash from the issuance of the 10% secured notes.  Cash used by operations was $149,862 and decreased by $484,706 from the comparative prior year period.  The decrease resulted from a smaller net loss for the year ended December 31, 2008. Cash provided by financing was $77,500 and decreased by $512,500 from the comparative prior year period.  The decrease resulted from the additional funds raised in private placements throughout 2007.

Working capital was $(589,145) at December 31, 2008, as compared with working capital of $(137,300) at December 31, 2007.  This decrease in working capital was a result primarily of using cash balances and creditors to support the Company.

All primary and ongoing operational efforts are prioritized on seeking a strategic alternative for the public Company moving forward beyond the end of the second quarter 2009.  The Company is currently insolvent unless there is a short-term capital infusion, a material change through new revenue sources, or an executed LOI tied to a strategic alternative.  We do not currently have sufficient cash on hand to satisfy existing operating cash needs, reduce or pay key outstanding vendor invoices or service working capital requirements on a sustained basis.  As previously disclosed in the Company’s annual report on Form 10-KSB for the year ending December 31, 2007 (the “2007 Annual Report”), quarterly report on Form 10-QSB for the third quarter of the Company’s 2007 fiscal year (the “Third Quarter 10-QSB 2007”) and quarterly report on Form 10-Q for the first quarter of the Company’s 2008 fiscal year (the “First Quarter 10-Q 2008”), ongoing program and approval delays, non-payment for services, operational challenges and an inability to raise capital have all contributed to the failure of the underlying business model and the resulting insolvency and lack of viability of the business.  Aside from monies received from senior secured notes in the second quarter of 2008, all other recent individual and institutional efforts to raise additional new capital have been unsuccessful and there can be no assurances that this will change in the short term due to the challenging market conditions for both private and public financing and the current state of the Company’s business and operations.

At this time, the Company’s Board, a single individual, is actively exploring strategic alternatives that would preserve its public vehicle status and is also considering options associated with the pursuit of a reverse acquisition should no other strategic alternatives present themselves that would preserve the Company’s current public vehicle.  Should a reverse acquisition ultimately be pursued or executed, it would likely result in a change to the Company’s underlying business model, a change in control, a change in management, a sale of assets, a merger with another entity or some other combination.  Should the pursuit of strategic alternatives fail to deliver a viable migration strategy to the Company or its stakeholders, then the Board and management may seek to initiate an orderly liquidation of the Company, some combination of these transactions or other legal options that may be available.  In addition, should alternatives fail to deliver a viable strategy, the Board and management will attempt to contact vendors to reduce or eliminate any and all contracted service costs or otherwise negotiate or settle outstanding debts or obligations using non-cash instruments such as stock.

On April 4, 2008, the Company received $77,500 of financing in the form of senior bridge notes, including the $37,500 related to the performance on the Letter of Intent executed by and between U.S. Social Scene (USSS) and Trycera as disclosed under Form 8-K on April 4, 2008 and later terminated by the Company for failure to perform.

The Company does not have sufficient cash to meet its working capital needs while it pursues its strategic alternatives beyond April 2009 and has not had sufficient cash balances since early in 2008.  Should any efforts by the Board and management not prove successful, the Board and management will explore any and all remaining alternatives for the Company, whatever they may be.

Off-Balance Sheet Arrangements

During the years ended December 31, 2008 and 2007, we did not engage in any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Our President, who serves as our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management consists of Ray A. Smith, our Chief Executive Officer (“CEO”), and Bryan Kenyon, our Principal Financial Officer (“PFO”), who are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO and PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on his evaluation, they concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

All of our financial reporting is carried out by our CEO and  PFO, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and may, at this time, be considered a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO and our PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO and  PFO.

Based on our evaluation our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors:

Name	Age	Position(s)	Director Since	Employment Background
Ronald N. Vance	56	Chairman	2009	Since 1984 Mr. Vance has been self-employed as an attorney practicing in the State of Utah.
Ray A. Smith	36	President and Chief Executive Officer	--
Since April 2006 Mr. Smith has been the President and a director of CRS Corporation, a company offering credit enhancement, credit education, and consumer financial assistance services.  From February 2002 until April 2006, he as the President and CEO of Comm 2020 which operated a call center marketing credit services and a credit card application processing center for Visa and MasterCard.  Mr. Smith has served as President of and been employed by Trycera since February 2009.

Bryan Kenyon	37	Chief Financial Officer	--
Mr. Kenyon was our Chief Financial Officer from May 2004 until October 2008 and our Chief Operating Officer from April 2007 until October 2008.  He was reappointed as our CFO in April 2009.  From May 2002 until February 2004, he was Director of Financial Planning and Analysis for Next Estate Communications, a provider of prepaid MasterCard® cards and stored value solutions.

On April 14, 2008, the California Department of Corporations issued a desist and refrain order against Mr. Smith, CRS Corporation and others alleging that the parties had violated Section 25110 of the California Securities Act of 1968 by making general solicitations in connection with the sale of the common stock by CRS Corporation.  The alleged violation took place in or about September 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

Code of Ethics

On August 25, 2004, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current sole director.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that [*Mr. White is an audit committee financial expert, but he is not an independent director] the Company does not have an audit committee financial expert, due to lack of funds.

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

During 2008 Bryan Kenyon served as our principal executive officer until October 2008, at which time Alan Knitowski assumed the position until January 2009.  The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2008 and 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Bryan W. Kenyon, CFO/COO	2008	$14,968	0	0		0		$51,205	(1)	$66,173
	2007	$120,000	0	88,312	(2)	181,750	(2)	$8,898	(1)	$898,960
Alan S. Knitowski, Chairman	2008	$0	0	0		0		$72,000	(5)	$72,000
	2007	$0	0	0		24,000	(3)	$60,000	(4)	$84,000

(1)
Mr. Kenyon’s other annual compensation consisted of amounts paid to him as an independent contractor in 2008 after his employment was terminated.  It also consisted of a $307 per pay period adjustment for healthcare in 2007 of $342 per pay period.

(2)
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

(3)
The grants and options vest at a rate of 1/4th of the total options granted at the end of each three-month period, which initial period shall commence on the day of the grant, and immediately in the event of a Corporate Transaction, as defined in the Plan. The value of the shares and options was determined in accordance with FAS 123R.

(4)
We paid $5,000 per month to Ecewa Capital Group LLC, a company of which Mr. Knitowski is the managing director, pursuant to an agreement whereby Ecewa provides to us general business and corporate strategy consulting services.

(5)
We paid $5,000 per month to Ecewa Capital Group LLC, a company of which Mr. Knitowski is the managing director, pursuant to an agreement whereby Ecewa provides to us general business and corporate strategy consulting services and we paid an additional $12,000 to the Office of the Chairman for corporate office space.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2008, all of which had expired or were cancelled as of April 6, 2009:

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Bryan W. Kenyon	750,000	0	(1)	May 27, 2014	0	0
	37,500	0	$1.00	December 30, 2015	0	0
	200,000	0	$1.01	June 7, 2017	125,000	$7,500
Alan S. Knitowski	31,250	0	$0.25	May 27, 2014	0	0
	25,000	0	$0.75	May 27, 2015	0	0
	25,000	0	$1.00	May 27, 2016	0	0
	25,000	0	$1.03	May 29, 2017	0	0
(1) The exercise prices of these options are as follows:  $0.25 first 1/4 of options granted; $0.45 second 1/4 of options granted; $0.65 for third 1/4 options granted; and $0.85 final 1/4 of options granted.

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

There were 10,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The plan is administered by our Board of Directors.  Participants in the plan are to be selected by the plan administrator which is currently our Compensation Committee.  The persons eligible to participate in the plan are as follows:  (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to our company or any of its subsidiaries.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to our company or one of its subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Kenyon and Knitowski, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2008:

Name	All other compensation ($)		Total ($)
Luan Dang (2)	14,951	(1)	14,951
Randolph Cherkas (2)	0		0
Robert Lang(2)	0		0

(1)	This amount represents reimbursement incurred by Mr. Dang for medical and dental insurance premiums for him and his family.

(2)	Mr. Dang resigned as a director on January 16, 2009, Mr. Cherkas resigned as a director on October 2, 2008, and Mr. Lang resigned as a director on January 16, 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of April 6, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Ronald N. Vance 1656 Reunion Ave., Suite 250 South Jordan, UT 84095	4,335,585	(3)	44.7%
Ray A. Smith 1317 S. Westgate Ave, Suite 205 Los Angeles, CA 90025	0		--
Bryan Kenyon 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	715,080	(4)	7.4%
Executive Officers and Directors as a Group (3 Person)	5,050,665		52.1
Alan S. Knitowski 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	729,802	(5)	7.5%
Luan Dang 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	3,789,500	(6)	36.3%
Matthew S. Kerper P.O. Box 3599 Coppell, TX 75019	992,085		10.3%
(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.
(2)  Applicable percentages are based on 9,679,302 shares of our Common Stock outstanding on April 6, 2009.
(3)  Includes 4,250,585 shares for which Mr. Vance holds proxies.  Of these proxy shares, 67,500 are beneficially owned by Alan S. Knitowski, 2,430,000 are beneficially owned by Luan Dang, and 992,085 are beneficially owned by Matthew S. Kerper.
(4)  Includes 190,000 shares owned by a family trust and 80 shares owned with his wife.
(5)  Consists of 67,500 shares owned by Mr. Knitowski’s IRA, 140,000 shares and 70,000 warrants owned by Curo Capital, LLC, an entity controlled jointly by Mr. Knitowski and Mr. Dang, and 452,302 shares owned by Trymetris Capital Fund I, LLC, an entity managed by Curo Capital, LLC.
(6)  Includes 1,710,000 shares owned by Sagoso Capital, LLC, an entity controlled by Mr. Dang, 140,000 shares and 70,000 warrants owned by Curo Capital, LLC, an entity controlled jointly by Mr. Dang and Mr. Knitowski, 85,000 shares owned by a trust for the children of Mr. Knitowski for which Mr. Dang is trustee, and 452,302 shares owned by Trymetris Capital Fund I, LLC, an entity managed by Curo Capital, LLC.  Also includes 697,500 shares issuable upon exercise of warrants.

Change of Control

We anticipate that a change of control will occur when a new business venture is acquired.  Our business plan is to either reestablish business operations internally or seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity.   While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our company, thus effecting a change in control of the company.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended December 31, 2008, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	1,979,500	$0.98	7,176,500
Equity compensation plans not approved by security holders	1,250,250	$0.83	-0-
Total	3,229,750		7,176,500

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with the change of control at January 22, 2009, all outstanding 10% Senior Secured Promissory Notes, including notes issued to Messrs Knitowski and Dang, former directors of the Company, were cancelled.  These notes were in the principal amount of $77,500.  Also in connection with the change of control, the consulting agreement with Ecewa Capital Group, LLC and the rental agreement with Curo Capital, LLC, entities controlled by Mr. Knitowski, were cancelled.

Mr. Vance’s law firm served as legal counsel for the Company since its inception in 2000 until November 14, 2008, at which time Mr. Vance terminated the representation of the Company.   At the time of the termination, the Company owed Mr. Vance’s firm $23,762 for past services, none of which has been paid.  Mr. Vance also served as Secretary for the Company from May 2004 until November 14, 2008.  Mr. Vance currently owns 85,000 shares of the Company’s common stock which he received for past services.  Mr. Vance’s law firm had represented the Company since its inception in 2000 through November 2009.  Prior to their resignations, Messrs Knitowski and Dang, as the sole directors, approved a new engagement agreement with Mr. Vance’s law firm.  Under the agreement the Company will pay Mr. Vance’s firm an hourly fee for services performed by him or his legal assistants in connection with the settlement of the outstanding debts, review of any potential reverse acquisition transaction, and ongoing reporting obligations with the SEC.  The engagement agreement may be terminated by the Company at any time.

In connection with the change of control at January 22, 2009, Messrs. Knitowski and Dang provided to Mr. Vance irrevocable proxies to vote 3,258,500 shares.  Each of the proxies granted to Mr. Vance is irrevocable and will expire either on December 31, 2009, the date Mr. Vance resigns as a director, or the date upon which Mr. Vance ceases to control the Company, whichever first occurs.  Sale or transfer of the shares is conditioned upon the purchaser or transferee agreeing in writing to be bound by the terms of the proxy.  Mr. Vance, acting as proxy, may vote the shares at any meeting of the shareholders or may execute any written consent evidencing action by the shareholders.  The proxies are not limited in the matters upon which the shares may be voted.

In connection with the appointment of Mr. Smith as President and CEO, the Board approved a one-year, full-time employment agreement with Mr. Smith effective February 6, 2009.  The agreement will be extended for additional one-year periods unless it is terminated by the Company at least 90 days before its expiration.  The base salary to be paid to Mr. Smith is $10,000 per month beginning when the Company raises a minimum of $300,000.  In addition, Mr. Smith shall be entitled to a signing bonus of stock of the Company when all of the existing liabilities of the Company are satisfied and the Company completes a reverse acquisition or merger transaction.  Also, when the payment of salary commences, the Company has agreed to provide Mr. Smith an expense allowance of $2,000 per month.  The employment agreement is terminable upon the death or disability of Mr. Smith, or for cause, and may be terminated by the Company without cause which would require the Company to pay a severance benefit in an amount equal to 90 days’ salary.

On January 29, 2009, the Company entered into a consulting agreement with Balius Consulting Group, LLC, an entity controlled by Bryan Kenyon, a former director and officer of the Company, and Steven Murphy, a former accounting consultant to the Company.  Balius has agreed to assist in the negotiation of outstanding liabilities of the Company and to gather and organize the corporate and financial records of the Company.  The Company has agreed to pay any hourly fee for work performed by Balius and to pay a bonus based upon the settlement amount of the outstanding payables.  The consulting agreement will terminate on December 31, 2009, unless terminated by the Company earlier for cause or if Messrs Kenyon or Murphy shall cease to provide the services for Balius.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that our sole director is not independent.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Chisholm, Bierwolf, Nilson & Morrill, LLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $25,000 and $28,265, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Audit Committee

Our Board of Directors, which functions in the capacity of an audit committee, has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to ConsolidatedFinancial Statements

Exhibits

The following exhibits are filed with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	8-K	000-30872	3.1	6/15/04
3.2	Current Bylaws	10-QSB	000-30872	3.2	8/16/04
4.1	Form of Common Stock Certificate	10-SB	000-30872	4.1	7/ 21/00
4.2	2004 Stock Option/Stock Issuance Plan *	8-K	000-30872	4.2	5/ 13/04
4.3	Grant of Stock Option Form used pursuant to the 2004 Stock Option/Stock Issuance Plan	10-KSB	000-30872	4.3	4/ 7/06
4.4	Form of Series A Common Stock Purchase Warrant, as amended	10-KSB	000-30872	4.6	4/ 7/06
4.5	Form of Series B Common Stock Purchase Warrant	10-KSB	000-30872	4.7	4/ 7/06	X
4.6	Description of Registration Rights for investors in offerings dated September 20, 2005, and January 3, 2006	10-KSB	000-30872	4.8	4/ 7/06
10.1	Employment Agreement with Ray A. Smith					X
10.2	Consulting agreement with Balius Consulting Group, LLC					X
10.3	Engagement Agreement with Ronald N. Vance					X
10.4	Agreement with CRS Corporation
14.1	Code of Ethics	8-K	000-30872	14.1	8/ 26/04
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Trycera Financial, Inc.

Date: April 15, 2009	By:	/s/ Ray A. Smith
Ray A. Smith
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 15, 2009	/S/ Ronald N. Vance
Ronald N. Vance, Director

Date: April 15, 2009	/S/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: April 15, 2009	/S/ Bryan Kenyon
Bryan Kenyon, CFO (Principal Financial and Accounting Officer)

Consolidated Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2008 and 2007

Table of Contents

For the years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Trycera Financial, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Trycera Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trycera Financial, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has a working capital deficit, continued operating losses, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  Chisholm, Bierwolf, Nilson & Morrill LLC
Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
April 10, 2009

Trycera Financial, Inc.
Consolidated Balance Sheets
	December	December
	31, 2008	31, 2007

Assets
Current Assets
Cash	$263	$72,625
Accounts receivable, net	-	30,931
Prepaid expenses and other current assets	-	29,853
Client ACH reserves	-	5,000
Total Current Assets	263	138,409

Property & Equipment, net	-	9,751

Other Assets
Definite life intangible assets, net	-	2,159

Total Other Assets	-	2,159

Total Assets	$263	$150,319

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$340,089	$126,629
Portfolio reserves	34,774	34,202
Accrued expenses	137,045	114,878
10% senior secured notes	77,500	-

Total Current Liabilities	589,408	275,709

Total Liabilities	589,408	275,709

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized,
$.001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
$.001 par value; 9,694,302 and 9,250,302 shares
issued and outstanding, respectively	9,694	9,250
Additional paid in capital	5,364,504	5,184,500
Prepaid stock compensation	-	(88,376)
Accumulated deficit	(5,963,343)	(5,230,764)
Total Stockholders’ Deficit	(589,145)	(125,390)
Total Liabilities & Stockholders’ Deficit	$263	$150,319

The accompanying notes are an integral part of these consoldiated financial statements.

Trycera Financial, Inc.
Consolidated Statement of Operations

	For the Years Ended
	December 31, 2008	December 31, 2007
Revenues
Stored value	$151,619	$2,215,369
	151,619	2,215,369

Cost of sales	123,029	1,895,910
Gross Profit (Loss)	28,590	319,459

Expenses
Depreciation and amortization	2,159	10,911
Salaries and wages	32,354	362,208
Stock based compensation	148,168	152,741
Professional fees	157,868	375,846
Bad debt expense	8,083	261,205
Contract termination costs	70,000	-
General & adminstrative	336,639	238,152

Total Expenses	755,271	1,401,063

Loss from Operations	(726,681)	(1,081,604)

Other Income (Expenses)
Interest, income	174	1,094
Interest, expense	(2,996)	(878)
Financing costs	-	(342,925)
Other income (expense)	(2,276)	24,317
Total Other Income (Expense)	(5,098)	(318,392)

Loss from continuing operations before tax	(731,779)	(1,399,996)
Income tax	800	800
Loss from Continuing Operations	(732,579)	(1,400,796)

Discontinued Operations
Loss on disposal of discontinued operations	-	(27,852)
Gain (loss) from discontinued operations	-	7,043
Total Gain (loss) from Discontinued Operations	-	(20,809)

Net Loss	$(732,579)	$(1,421,605)

Basic loss Per Share

Loss per share continuing operations	$(0.08)	$(0.17)
Loss per share discontinued operations	-	(0.00)
Net Loss Per Share	$(0.08)	$(0.17)

Weighted Average Shares	9,375,891	8,266,850

The accompanying notes are an integral part of these consoldiated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Stockholder’s Deficit
From the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, at January 1, 2007	-	$-	7,582,302	$7,582	$3,886,852	$(3,809,159)

Shares issued for cash pursuant to
private placement memorandum
at $1.00 per share	-	-	315,000	315	314,685	-

Shares issued for cash pursuant to
private placement memorandum
at $0.25 per share	-	-	1,100,000	1,100	273,900	-

Shares issued for services at
at $0.13 - $3.25 per share	-	-	143,000	143	107,507	-

Shares granted in connection
with employment agreement
at $1.01 per share	-	-	100,000	100	100,900	-

Shares issued for accounts payable at
at $0.50 per share			10,000	10	4,990

Valuation of stock options	-	-	-	-	152,741	-

Valuation of stock warrants					342,925

Net loss for the period ended
December 31, 2007	-	-	-	-	-	(1,421,605)

Balance, at December 31, 2007	-	-	9,250,302	9,250	5,184,500	(5,230,764)

Shares issued for services at
at $0.06 - $0.15 per share	-	-	444,000	444	31,836	-

Valuation of stock options	-	-	-	-	148,168	-

Net loss for the period ended
December 31, 2008	-	-	-	-	-	(732,579)

Balance, at December 31, 2008	-	$-	9,694,302	$9,694	$5,364,504	$(5,963,343)

The accompanying notes are an integral part of these consoldiated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December	December
	31, 2008	31, 2007

Cash Flows from Operating Activities
Net Loss	$(732,579)	$(1,421,605)
Adjustments to reconcile net loss to net cash
used by operations;
Depreciation and amortization	2,159	23,535
Depreciation and amortization on discontinued operation	-	581
Amortization of prepaid stock compensation	88,376	-
Loss on sale of discontinued operations	-	27,852
(Gain) loss on sale of assets	9,751	(24,317)
Stock issued for services	32,280	112,650
Stock options and warrants	148,168	495,666
(Increase) decrease in accounts receivable	30,931	55,697
(Increase) decrease in prepaid and other current assets	29,853	(17,424)
(Increase) decrease in deposits/reserves	5,000	12,507
Increase (decrease) in accounts payable	213,460	55,177
Increase (decrease) in portfolio reserves	572	8,777
Increase (decrease) in accrued expenses	22,167	36,336
Net Cash Used by Operating Activities	(149,862)	(634,568)

Cash Flows from Investing Activities
Proceeds from sale of assets	-	25,000
Proceeds from disposal of discontinued operations	-	5,000
Net Cash Provided by Investing Activities	-	30,000

Cash Flows from Financing Activities
Proceeds from issuance of 10% Secured Notes	77,500	-
Proceeds from issuance of common stock	-	590,000
Net Cash Provided by Financing Activities	77,500	590,000

Net Decrease in Cash and Cash Equivalents	(72,362)	(14,568)

Cash and Cash Equivalents at Beginning of Period	72,625	87,193

Cash and Cash Equivalents at End of Period	$263	$72,625

Cash Paid For:
Interest	$-	$878
Income Taxes	$-	$800

Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$268,824	$208,579

The accompanying notes are an integral part of these consoldiated financial statements.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

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

Since 2004 the Company had been in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Because of continued losses from operations during 2008 the Company began winding down its principal business operations and commenced a search for a new business venture.  The Company has no material assets and significant liabilities.

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

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008
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

D.   Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consists of the following and are recorded at cost:

	2008	2007
Furniture & Fixtures	$-	$10,533
Computer equipment	-	12,437
	-	22,970
Accumulated depreciation	-	(13,219)

Net Fixed Assets	$-	$9,751

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

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008
Depreciation charged to operations was $2,159 and $4,165 for the years ended December 31 2008 and 2007, respectively.

As the Company vacated the leased office space in Irvine, California, all remaining fixtures, fittings were either sold or abandoned. The Company, therefore, has no fixed assets at the December 31 2008.

E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of  the financial statements. Outstanding employee stock options of -0- and 2,815,040, and outstanding warrants of -0- and 820,372 have not been considered in the fully diluted earnings per share calculation in 2008 and 2007, due to their anti-dilutive effect.

	For the Years Ended
	December 31, 2008	December 31, 2007
Basic loss per share	$(732,579)	$(1,421,605)
Net loss (numerator)	9,375,891	8,266,850
Weighted average shares (denominator)
Per share amount	$(0.08)	$(0.17)

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

I.   Selling, General and Administrative Costs

     Selling, general and administrative expenses included the following for the years ended December 31, 2008 and 2007.

	2008	2007
Insurance	$53,399	$55,934
Rent	42,785	52,546
Travel and entertainment	4,684	14,379
Sales and marketing	2,528	1,378
Technology costs	1,164	33,827
Outside services	207,555	9,655
General and administrative	9,574	70,433
	$321,689	$238,152

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2008 and 2007.

	2008	2007
Prepaid expenses	$-	$17,424
Prepaid marketing costs	-	12,500
Total Prepaid & Other	$-	$29,853

K.   Accrued Expenses
10

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

Accrued expenses included the following for the years ended December 31, 2008 and 2007.

	2008	2007
Accrued payroll and Compensated absences	$39,137	$32,435
Interest payable	2,908	-
Interchange and fees payable	-	57,443
Program termination costs	95,000	25,000
	$137,035	$114,878

L.   Lines of Credit

The Company had maintained and utilized one open line of credit for $25,000 with Wells Fargo Bank.  This account had been closed prior to the end of the 2007 fiscal year, in part because the line of credit has been personally guaranteed by a former employee and director of the Company. Repayment terms on any borrowings adjusted quarterly at the then current prime rate plus 1%.

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

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)

N.   Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the  currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

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

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 2 - NEW TECHNICAL PRONOUNCEMENTS

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first quarter of 2009. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal year 2009.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141 (R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 ) . This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active . (FSP FAS 157-3)  This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated the impact of this FSP and concluded that its considerations in determining the fair value of its financial assets when the market for them is not active are consistent with the FSP’s guidance

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 3 – DISCONTINUED OPERATIONS

In March, 2007, the Company completed the sale of its IsleCore subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the Company’s IsleCore operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations are:

	For the Year Ended
	December 31, 2008	December 31, 2007
Basic earnings per share
Revenue	$-	$65,293
Income (loss) from discontinued operations	$-	$7,043

NOTE 4 – RECLASSIFICATION

We have reclassified our Statement of Operations for the year ended December 31, 2007, to reflect the sale of our IsleCore subsidiary. Our management and our board of directors have concluded this reclassification is necessary to reflect the changes described above in Note 3.

NOTE 5   INTANGIBLE ASSETS

On June 13, 2005 the Company issued 40,000 shares of common stock valued at $40,000 and paid cash in the amount of $30,000 for the net operating assets of Hawaii Direct Telephone that were merged into the  operations of Trycera as a wholly-owned Hawaiian subsidiary corporation, isleCORE Systems, Inc., valued at $70,000.  The Company paid $70,000 for the fixed assets including, key operating contracts valued at $53,955, and office equipment and supplies were valued at $16,045.  There was no intellectual property received and the existing accounts receivable was zero at the time of the asset purchase. At December 31, 2007 there was no impairment to the intangible assets. However, an impairment of $25,000 was charged to the statement of operations during the year ended December 31, 2007. As previously stated at the end of the first quarter, our wholly owned subsidiary, isleCORE Systems, located in Honolulu, Hawaii, was disposed.  The sale was completed in March 2007 and effective immediately at the close of the first quarter.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008
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

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.  For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2008 there was no impairment to the intangible assets. However, an impairment of $60,000 was charged to the statement of operations during the year ended December 31, 2004.

Total amortization in 2008 and 2007, respectively was $2,159 and $6,745. The amortization period for the intangible assets is 3 years and the accumulated amortization and intangible asset values are set forth as follows:

Year	Accumulated Amortization	Asset Value
2008	$-	$-
2007	$110,789	$2,159

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

The remaining intangible assets owned by the Company were disposed in the first quarter of 2008. Together with some equipment the assets were sold at a loss of $9,751. At December 31, 2008 the Company no longer has any amortizable assets.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 6 - RELATED PARTY TRANSACTIONS

Also, on or about January 3, 2006, the Company entered into an agreement with Ecewa Capital Group, LLC (“Ecewa Capital”), an entity controlled by Mr. Knitowski (the “Ecewa Capital Agreement”) whereby Ecewa Capital provided certain consulting services to the Company.  Pursuant to the terms of the Ecewa Capital Agreement, the Company owed approximately $60,000 to Ecewa Capital at December 31, 2008. The amount incurred in respect of this agreement amounted to $60,000 for the years ended December 31, 2008 and December 31, 2007. Ecewa  Capital was paid an additional $0 and $22,000 respectively, for additional consulting services during the years ended December 31, 2008 and December 31, 2007.

On or about January 2, 2007, the Company entered into an agreement with Curo Capital, LLC (“Curo Capital”), an entity controlled jointly by Mr. Knitowski and Mr. Dang, (the “Curo Capital Agreement”) whereby the Company agreed to pay $1,000 per month towards the Company’s office lease activities associated with the office of the Chairman.  Pursuant to the terms of the Curo Capital Agreement, the Company owed approximately $12,000 to Curo Capital as of December 31, 2009. Expenses incurred under this agreement amounted to $12,000 and $12,000 respectively, during the years ended December 31, 2008 and December 31, 2007.

The Company had previously agreed to reimburse Mr. Dang for the cost of health insurance during the period he served as a director of the Company.  At the time of his resignation on December 31, 2008, the Company owed approximately $14,950.83 to Mr. Dang for these health insurance costs.

On or about May 14, 2008, Sagoso Capital (“Sagoso”), a company controlled by Mr. Dang, loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan (the “Sagoso Note”) which was due and payable upon a change of control of the Company.  On or about December 29, 2008, Sagoso Capital acquired the 10% Senior Promissory Notes issued by the Company to Ecewa Capital in the principal amount of $67,500 (the “Ecewa Notes”).

On or about May 14, 2008, Hang Dang loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan (the “Note”) which was due and payable upon a change of control of the Company.

NOTE 7   INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses of $5,954,144 as of December 31, 2008 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008
Deferred tax assets and the valuation account as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset	$1,887,463	$1,661,865
Net operating loss carryforward	(1,887,463)	(1,661,865)
Valuation allowance	$-	$-

The components of income tax expense are as follows:

	2008	2007
Current Federal Tax	$-	$-
Current State Tax	800	800
Change in NOL benefit	(225,598)	(366,751)
Change in allowance	225,598	366,751
	$800	$800

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses may be offset against future taxable income through 2028.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NOTE 8   OPERATING LEASES

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

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 9 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2008, the Company issued an aggregate 444,000 shares of common stock for accounting and administrative services. The price of the stock at the time of issue was between $0.06 and $0.15. Accordingly, common stock and additional paid in capital have been charged $444 and $28,236 respectively.

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

NOTE 10   STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000.  The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  The following schedule summarizes the activity during the periods ending December 31, 2008 and 2007:

	2004 Stock Plan
	Amount of Shares	Weighted average exercise price
Outstanding at January 1, 2008	2,379,500	$0.73
Options Granted	-	-
Options Exercised	-	-
Options Canceled	(400,000)	0.84
Options Outstanding at December 31, 2008	1,979,500	$0.71
Options Outstanding at December 31, 2007	1,754,496	$0.67

	2004 Stock Plan
	Amount of Shares	Weighted average exercise price
Outstanding at January 1, 2008	2,874,750	$0.63
Options Granted	528,250	0.96
Options Exercised	-	-
Options Canceled	(1,023,500)	0.56
Options Outstanding at December 31, 2008	2,379,500	$0.73
Options Outstanding at December 31, 2007	1,815,040	$0.65

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $152,741 and $148,168 was recognized for the years ended December 31, 2007 and 2008, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the Twelve Months Ended
	December 31, 2008	December 31, 2007
Five Year Risk Free Interest Rate	N/A	4.56% - 5.1%
Dividend Yield		-
Volatility	N/A	61% - 244%
Average Expected Term (Years to exercise)	N/A	5

Employee stock options outstanding and exercisable under this plan as of December 31, 2008 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001 - $0.99	1,321,250	$0.54	0.8	1,321,247	$0.54
$1.00 - $2.00	658,250	$1.04	2.2	433,250	$1.05

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

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

The Company has issued warrants as part of its private placements.  The warrants are exercisable through February 28, 2014, at various prices with certain incentive discounts to the exercise price available through February 28, 2011.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The amount subscribed prior to December 31, 2008 was:

Date	Number of Warrants	Average Exercise
December 31, 2008	1,250,250	$0.83

The Company uses the Black-Scholes pricing model to estimate the fair value of warrants issued. The resulting cost is expensed as a cost of financing.  $342,925 was recognized for the year ended December 31, 2007 for the cost of such warrants.

NOTE 11 SUBSEQUENT EVENTS

Legal Matters

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  Management has received and reviewed a copy of the complaint.  On April 1, 2009 the Company represented by counsel appeared in Superior Court in a pre-trial effort to resolve the matter.  The Company has negotiated a settlement, which remains unpaid at April 14, 2009.  The next scheduled court appearance is May 1, 2009 with a trial date set for June 1, 2009.

Operations

Since 2004 the Company had been in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Because of continued losses from operations during 2008 the Company began winding down its principal business operations and commenced a search for a new business venture.  The Company has no material assets and significant liabilities.  Former management was unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.  During 2008 all officers and directors of the Company, except Alan Knitowski and Luan Dang, had resigned.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008
In a settlement agreement dated January 22, 2009, Curo Capital agreed to settle all amounts owed to it under the Curo Capital Agreement for $4,000, and Ecewa Capital agreed to settle all amounts owed to it under the Ecewa Capital Agreement for $20,000.  Payment of the settlement amounts is due prior to December 31, 2009, or upon closing of a corporate transaction, whichever shall first occur.  If the Company fails to pay the settlement amounts, Curo Capital and Ecewa will have the option to rescind the settlement agreement.  The Curo Capital Agreement and the Ecewa Capital Agreement were also cancelled effective December 31, 2008.

In a settlement agreement dated January 22, 2009, Mr. Dang agreed to settle all amounts owed to him for the Health Insurance Payable for $5,000, and Sagoso agreed to settle all amounts owed to it under the Sagoso Note and the Ecewa Notes for $38,994.18.  Payment of the settlement amounts is due prior to December 31, 2009, or upon closing of a corporate transaction, whichever shall first occur.  If the Company fails to pay the settlement amounts, Mr. Dang and Sagoso will have the option to rescind the settlement agreement.

In connection with the change of control of the Company, Mr. Knitowski cancelled 106,250 common stock purchase options held by him and Mr. Dang cancelled 200,000 common stock purchase options held by him.  These options represented all of the options held by these parties.

Upon the change of control, Mr. Dang was appointed as an advisor to the Board to review and make recommendations to the Board on any proposed transaction whereby any third party would assume control of the Company by means of a reverse acquisition transaction.  The Board agreed to furnish to Mr. Dang for review on a confidential basis any such proposed transaction.  Mr. Dang agreed to serve at no cost to the Company as an advisor to the Board until the Company acquires a new business or until the resignation of Mr. Vance as a director, whichever occurs first.

On February 6, 2009, Mr. Vance resigned as President of the Company and Ray A. Smith was appointed as President and Chief Executive Officer and is the Company’s principal executive officer.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We account for commitments and contingencies in accordance with SFAS No. 5, where a loss contingency exists and the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability against the Company.

At December 31, 2008, a contingency for losses related to business interruption and litigation amounted to $95,000.  Under the circumstances, the amount accrued met the criteria of probable outcomes as well as being reasonable to estimate.  The $95,000 amount is comprised of three specific items, $40,000 for the contingency for an arbitration settlement with Transfers4Less, $40,000 for the contingency for probable litigation with a card program that was terminated by the bank due to the Company’s business interruption and $15,000 for a disputed item with a card marketer.  The $40,000 contingency assigned to Transfers4Less was realized as an arbitration settlement on January 27, 2009.  The remaining $55,000 represents adequate accruals for all contingencies, both probable and unforeseen.

NOTE 13– GOING CONCERN

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

