Form 10-Q
period 2009-03-31
Trycera Financial, Inc.
filed 2009-05-20
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1656 Reunion Avenue, Suite 250, South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)

(801) 446-8802
(Registrant’s telephone number, including area code)

2560 E. Chapman Avenue, Suite 404, Orange, CA  92689
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

Large accelerated filer                                                                                                                                           Accelerated filer  

Non-accelerated filer    (Do not check if a smaller reporting company)                                                                                                                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  

At May 6, 2009, there were 9,679,302 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

TRYCERA FINANCIAL, INC.

Index

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

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

Trycera Financial, Inc.
Consolidated Balance Sheets
	March	December
	31, 2009	31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$145	$263
Total Current Assets	145	263

Total Assets	$145	$263

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$384,080	$340,089
Portfolio reserves	34,774	34,774
Accrued expenses	138,940	137,045
10% senior secured notes	77,500	77,500

Total Current Liabilities	635,294	589,408

Total Liabilities	635,294	589,408

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized,
$.001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
$.001 par value; 9,694,302 shares
issued and outstanding, respectively	9,694	9,694
Additional paid in capital	5,364,504	5,364,504
Accumulated deficit	(6,009,347)	(5,963,343)
Total Stockholders’ Deficit	(635,149)	(589,145)
Total Liabilities & Stockholders’ Deficit	$145	$263

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Consolidated Statements of Operations

	For Three Months Ended
	March	March
	31, 2009	31, 2008
	(Unaudited)	(Unaudited)
Revenues
Stored value	$87	$72,199
	87	72,199

Cost of Sales	-	72,247
Gross Profit (Loss)	87	(48)

Expenses
Depreciation and amortization	-	1,345
Salaries and wages	-	29,435
Stock based compensation	-	42,255
Professional fees	42,123	50,857
Bad debt expense	-	6,321
General & administrative	2,031	59,872

Total Expenses	44,154	190,085

Loss from Operations	(44,067)	(190,133)

Other Income (Expense)
Interest, income	-	156
Interest, expense	(1,937)	(87)
Other income (expense)	-	(3,194)
Total Other Income (Expense)	(1,937)	(3,125)

Loss before tax	(46,004)	(193,258)
Income tax	-	-
Net Loss	(46,004)	(193,258)

Basic loss Per Share:
Net Loss Per Share	$(0.00)	$(0.02)

Weighted Average Shares	9,694,302	9,262,302

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March	March
	31, 2009	31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(46,004)	$(193,258)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	-	7,657
Bad debt expense	-	6,321
(Gain) loss on sale of assets	-	9,751
Stock issued for services	-	3,480
Stock options and warrants	-	42,255
(Increase) decrease in accounts receivable	-	8,308
(Increase) decrease in prepaid and other current assets	-	6,251
Increase (decrease) in accounts payable	43,991	57,909
Increase (decrease) in portfolio reserves	-	(1,657)
Increase (decrease) in accrued expenses	1,895	16,365
Net Cash Used by Operating Activities	(118)	(36,618)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	-	-

Net Decrease in Cash and Cash Equivalents	(118)	(36,618)

Cash and Cash Equivalents at Beginning of Period	263	72,625

Cash and Cash Equivalents at End of Period	$145	$36,007

Cash Paid For:
Interest	$-	$87
Income Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$-	$3,480

The accompanying notes are an integral part of these financial statements.

TRYCERA FINANCIAL, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

NOTE 1 -     BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K which was filed on April 15, 2009.  Operating results for the three-months ended March 31, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

NOTE 2 -      GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of March 31, 2009, the Company had an accumulated deficit of approximately $6,000,000, negative working capital, and no substantial operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since 2004 the Company had been in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations during 2008, the Company began winding down its principal business operations and commenced a search for a new business venture.  The Company has no material assets and significant liabilities.  Former management was unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.  During 2008 all officers and directors of the Company, except Alan Knitowski and Luan Dang, had resigned.

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

On January 27, 2009, a judgment was rendered in favor of Transfers4Less in the amount of $40,000 in an arbitration hearing held on January 15, 2009.  The arbitration hearing stemmed from a September 30, 2008 arbitration claim filed by Transfers4Less against the Company claiming breach of contract.  While the judgment went against the Company, the Company vigorously maintains its original position pursuant to previous regulatory filings and disclosures.

On January 29, 2009, the Company entered into a consulting agreement with Balius Consulting Group, Inc., an entity controlled by Bryan Kenyon, a former director and officer of the Company, and Stephen Murphy, a former accounting consultant to the Company.  Balius has agreed to assist in the negotiation of outstanding liabilities of the Company and to gather and organize the corporate and financial records of the Company.  The Company has agreed to pay any hourly fee for work performed by Balius and to pay a bonus based upon the settlement amount of the outstanding payables.  The consulting agreement will terminate on December 31, 2009, unless terminated by the Company earlier for cause or if Messrs Kenyon or Murphy shall cease to provide the services for Balius.

On February 6, 2009, Mr. Vance resigned as President of the Company and Ray A. Smith was appointed as President and Chief Executive Officer and is the Company’s principal executive officer.

Business of the Company

Currently the Company is in a transitional process of restarting operations.  The core focus of the new operations is marketing financial products and services.  In efforts to support organic revenue growth and restart operations, the Company executed an agreement with a prepaid card program manager, Bank Freedom in the first quarter of 2009.  By contracting with Bank Freedom, the Company is able to provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company has also begun to actively engage businesses in the sales process.  It is indeterminable how the restarting of operations may positively or adversely affect the business.  As a result, the Company, in conjunction with creating newfound revenue streams, shall maintain seeking opportunities for outside business ventures or to raise funds to aid in retooling the operations.

Selection of a Business

The Company intends to grow the business organically,  seek an outside business venture or to raise funds to recommence operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.  The Company has had preliminary discussions with Mr. Smith to implement a business plan aligned with his existing business, CRS Corporation, but no agreement or binding arrangement has been entered into.  CRS Corporation is engaged in the business of tracking and reporting nontraditional payment history to national credit reporting agencies.

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

Full Time Equivalents

At May 9, 2009, there were two full-time equivalents directly engaged with the company, Ray Smith, President and CEO and Bryan Kenyon, CFO.  The remaining oversight resides with the sole Board member, Ronald N. Vance.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2009.

Results of Operations

For the three months ended March 31,  2009

In the first quarter of 2009 we were laying the foundation to restart operations and thus realized $87 in  revenues.  As a result there was a drop of 100% over the first quarter 2008 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2008 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2008.

Revenue

Revenue from continuing operations was $87 and $72,199 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease of $72,112 or effectively100%. As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $0 and $72,247 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease of $72,247 or 100%.  The decrease was attributed to the absence of costs due to the winding up of previous programs and operations.

The resulting gross profit (loss) was $87 and ($48) for the quarters ended March 31, 2009 and 2008, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  A key advantage to the overall strategy is that the Company sheds previously high fixed processing and banking costs associated with program management and can focus on improving margins through proactive partnerships and strategic alliances.

Operating expenses

Operating expenses were $44,154 and $190,085 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease of $145,931 or 77%.  The components of our first quarter 2009 operating expense are professional fees (95%) and general and administrative (5%).

Salaries and wages expense were $0 and $29,435 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease of $29,435 or 100% as the Company has now no employees.

General and administrative expenses were $2,031 and $59,872 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease of $57,841 or 97%.  The decrease resulted largely from the fact the Company has no employees or offices.

Stock based compensation was $0 and $42,255 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease of $42,255 or 100%.  The net decrease is a result of no options vesting currently.

Net loss

We incurred net losses of $46,004 and $193,258 for the quarters ended March 31, 2009 and 2008, respectively, representing a decrease in net loss of $147,254 or 76%.  As we continue to seek restarted operations, organic growth in conjunction with strategic alternatives and a reverse or merger opportunity, we expect gross profit margins and the losses to ease when 2009 is compared to 2008.

Liquidity and Capital Resources

As of March 31, 2009, cash totaled $145 as compared with $263 of cash at December 31, 2008, resulting in a decrease of $118 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with accounts payable.  In the three months ended March 31, 2009 we used $118 of cash in operations.  For the comparable period in the prior year we used $36,618 of cash in operations.

Working capital was ($635,149) at March 31, 2009, as compared with working capital of $(589,145) at December 31, 2008.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2009, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2009:

On April 24, 2009, the Company and their former transaction processor, Galileo Processing, executed a settlement agreement for all outstanding liabilities.  The agreement stipulates full payment must be made to Galileo Processing no later that June 30, 2009.

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

PART II
OTHER INFORMATION

Item 1.                                Legal Proceedings

In April 2008 we received service of process for a complaint filed by Airport Industrial Complex, our former landlord. The complaint has been filed in the Orange Superior Court (Case No. 30-2008 00104277).  Management has received and reviewed a copy of the complaint.  On April 1, 2009 the Company represented by counsel appeared in Superior Court in a pre-trial effort to resolve the matter.  The Company has negotiated a settlement, which remains unpaid at May 13, 2009.  The next scheduled court is a trial date set for June 1, 2009.

On April 24, 2008, we received correspondence from Hill Ward Henderson, a law firm representing interests on behalf of a card marketer program, the Plan First Financial Prepaid MasterCard Card.  The Plan First Prepaid MasterCard Card was the flagship program under the IMG card marketer umbrella.  The correspondence contains assertions related to monies owed to both cardholders and Plan First Financial Solutions, both of which the Company refutes. As of May 13, 2009 the Company has received no further correspondence from either Hill Ward Henderson nor Plan First Financial Solutions.

On May 1, 2008, we received a demand for payment letter filed by American Alarm Systems, our former security system provider for contracted services through 2010.  The Company and American Alarm Systems appeared in small claims court and settled the matter for $900 on March 24, 2009.  The Company has until June 30, 2009 to make payment on the settled amount.

The Company continues to receive demands for payments from creditors.  The Company has no funds to defend these actions or to pay the creditors.  However Management has been proactive to reach out to most creditors in an attempt to negotiate or resolve outstanding debt.  Management anticipates that if the Company is unable to settle these claims, the Company will be dissolved.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer and Principal Financial Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: May 20, 2009	By:	/s/ Ronald N. Vance
Ronald N. Vance
Director

Date: May 20, 2009	By:	/s/ Ray Smith
Ray Smith
President (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Bryan Kenyon
Bryan Kenyon
Chief Financial Officer (Principal Financial Officer)