Form 10-Q
period 2009-06-30
Trycera Financial, Inc.
filed 2009-08-13
CIK 1117045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .                       Accelerated filer       .

Non-accelerated filer       .  (Do not check if a smaller reporting company) Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

At July 20, 2009, there were 9,694,302 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

Trycera Financial, Inc.
Consolidated Balance Sheets
	June	December
	30, 2009	31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$1,357	$263
Total Current Assets	1,357	263

Total Assets	$1,357	$263

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$398,420	$340,089
Portfolio reserves	34,774	34,774
Accrued expenses	141,364	137,045
10% unsecured note - related party	34,000	-
10% senior secured notes	77,500	77,500

Total Current Liabilities	686,058	589,408

Total Liabilities	686,058	589,408

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized,
$.001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
$.001 par value; 9,694,302 and 9,694,302 shares
issued and outstanding, respectively	9,694	9,694
Additional paid in capital	5,364,504	5,364,504
Accumulated deficit	(6,058,899)	(5,963,343)
Total Stockholders’ Deficit	(684,701)	(589,145)
Total Liabilities & Stockholders’ Deficit	$1,357	$263

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2009	30, 2008	30, 2009	30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored value	$-	$39,921	$87	$112,120
	-	39,921	87	112,120

Cost of Sales	-	66,610	-	138,857
Gross Profit (Loss)	-	(26,689)	87	(26,737)

Expenses
Depreciation and amortization	-	662	-	2,007
Salaries and wages	-	2,919	-	32,354
Stock based compensation	-	66,297	-	108,552
Professional fees	48,721	37,092	90,844	87,949
Bad debt expense	-	-	-	6,321
Contract termination costs	-	70,000	-	70,000
General & administrative	1,356	92,828	3,387	152,700

Total Expenses	50,077	269,798	94,231	459,883

Loss from Operations	(50,077)	(296,487)	(94,144)	(486,620)

Other Income (Expense)
Interest, income	-	18	-	174
Interest, expense	(2,424)	(1,894)	(4,361)	(1,981)
Other income (expense)	2,949	918	2,949	(2,276)
Total Other Income (Expense)	525	(958)	(1,412)	(4,083)

Loss before tax	(49,552)	(297,445)	(95,556)	(490,703)
Income tax	-	-	-	-
Net Loss	$(49,552)	$(297,445)	$(95,556)	$(490,703)

Basic loss Per Share:

Net Loss Per Share	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted Average Shares	9,694,302	9,274,302	9,694,302	9,268,335

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June	June
	30, 2009	30, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(95,556)	$(490,703)
Adjustments to reconcile net loss to net cash
used by operations;
Depreciation and amortization	-	2,007
Amortization of prepaid stock compensation	-	12,624
Bad debt expense	-	6,321
(Gain) loss on sale of assets	-	9,751
Stock issued for services	-	10,680
Stock options and warrants	-	108,552
(Increase) decrease in accounts receivable	-	14,830
(Increase) decrease in prepaid and other current assets	-	16,578
Increase (decrease) in accounts payable	58,331	158,655
Increase (decrease) in portfolio reserves	-	(1,657)
Increase (decrease) in accrued expenses	4,319	6,643
Net Cash Used by Operating Activities	(32,906)	(145,719)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of 10% Secured Notes	-	77,500
Proceeds from issuance of 10% unsecured note	34,000	-
Net Cash Provided by Financing Activities	34,000	77,500

Net Increase (Decrease) in Cash and Cash Equivalents	1,094	(68,219)

Cash and Cash Equivalents at Beginning of Period	263	72,625

Cash and Cash Equivalents at End of Period	$1,357	$4,406

Cash Paid For:
Interest	$-	$1,894
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$-	$131,856

Trycera Financial, Inc.

Notes to Consolidated Financial Statements

June 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K which was filed on April 15, 2009. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of June 30, 2009, the Company had an accumulated deficit of approximately $6,000,000, negative working capital, and no substantial operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Overview

From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions. Due to continued losses from operations during 2008, the Company began winding down its principal business operations and commenced a search for a new business venture. The Company has no material assets and significant liabilities. Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.

Currently the Company is in the process of restoring operations. The core focus of the restarted operations is marketing financial products and services. As a result, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company. The Company will focus on the marketing of network branded third party card programs. In efforts to support the restarted operations and to deliver organic revenue, the Company executed an agreement with a prepaid card program manager, Bank Freedom, in the first quarter of 2009. By contracting with Bank Freedom, the Company is attempting to provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company has also begun negotiations to engage businesses in the sales process. The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses. As of the date of this report, the Company has begun negotiations for various arrangements and agreements. While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business. As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in retooling and restarting the operations.

Recent Developments

For the second quarter ending June 30, 2009, all primary operational efforts have been prioritized and focused on restarting operations. At the start of the second quarter, the Company focused on marketing financial and educational services which are designed to assist consumers in obtaining the most accurate and complete credit profile possible. The Company is in the process of marketing a network branded prepaid card that reports recurring payment activities through a third party reporting provider. The Company utilizes proprietary algorithms to help accurately discern and track on-time nontraditional payments and will provide this data to the national credit reporting agencies in the required format.

During the second quarter, we continued progress and development on other marketing and sales channels with our card program partner, Bank Freedom. By working closely with Bank Freedom, management believes we will be able to offer a predictable cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will align cardholders with a financial tool that includes online card balance viewing, bill payment and a financial management spending analysis tool. The two programs in development that will be issued through Bank Freedom include a general purpose payment card and a payroll program offered to a leading private retail group in the western United States. We anticipate launching these two programs in the middle to late part of the fourth quarter and each program represents potential organic revenue opportunities to the Company.

In the second quarter we also launched our first program under our new business paradigm by rolling out a co-branded insurance payment card to market. While only in the early stages of distribution, the insurance card is an instant issue prepaid card that is upgradable to a personalized prepaid card. The focus of the program is to streamline insurance company operations by taking cash payments out of the system and replacing them with a safe and reliable prepaid card. The insurance card also plays an integral part for delivering financial education in a person to person format.

In addition to our newly restarted operations, we plan to expand in the coming quarters through targeted acquisitions of small card portfolios and complementary financial services-related companies. We have not targeted any potential acquisitions or entered into any negotiations or agreements to make any acquisitions.

The Company currently remains insolvent but there is an expected capital infusion, and material changes to the recent trends in revenue are expected within the next ninety days. We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis and the President and CEO has been loaning the Company money in order to fulfill certain obligations related to audit and review functions.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended June 30, 2009.

Results of Operations

For the three months ended June 30, 2009 and 2008

Revenue

In the second quarter of 2009 we were laying the foundation to restart operations and no revenues were booked. Revenues for the quarter ended June 30, 2008 were $39,921 from the prior operations.

Cost of Sales and Gross Profit

Cost of sales was $0 and $66,610 for the quarters ended June 30, 2009 and 2008, respectively, representing a decrease of $66,610 or 100%. The decrease was attributed to the absence of costs in the current quarter, whereas costs were incurred in the comparative period due to the winding up of previous programs and operations.

Operating Expenses

Operating expenses consisted predominantly of professional fees of $48,721 required to keep the Company in compliance and handle its legal and financial issues in regard to its current status and potential new business operations. Total operating expenses in the comparative period were $269,798, which included all expenses associated with operations at that time.

Net loss

We incurred net losses of $49,552 and $297,445 for the quarters ended June 30, 2009 and 2008, respectively, representing a decrease in net loss of $247,893 or 83%. As we continue to restart operations, organic growth in conjunction with strategic alliances and expanding products and services, we expect to generate gross profit margins and hence we expect the losses to ease in 2009 as compared to 2008.

For the six months ended June 30, 2009 and 2008

Revenue

In the second quarter of 2009 we were laying the foundation to restart operations and little revenue has booked. Revenues were $87 and $112,120 for the six months ended June 30, 2009 and 2008 respectively.

Cost of Sales and Gross Profit

Cost of sales was $0 and $138,857 for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $138,857 or 100%. The decrease was attributed to the absence of costs in the current period, whereas costs were incurred in the comparative period due to the winding up of previous programs and operations.

Operating Expenses

Operating expenses consisted predominantly of professional fees of $90,844 required to keep the Company in compliance and handle its legal and financial issues in regard to its current status and potential new business operations. Total operating expenses in the comparative period were $459,883, which included all expenses associated with operations at that time.

Net loss

We incurred net losses of $95,556 and $490,703 for the six months ended June 30, 2009 and 2008, respectively, representing a decrease in net loss of $395,147 or 81%. As we continue to restart operations, organic growth in conjunction with strategic alliances and expanding products and services, we expect to generate gross profit margins and hence we expect the losses to ease in 2009 as compared to 2008.

Liquidity and Capital Resources

As of June 30, 2009, cash totaled $1,357 as compared with $263 of cash at December 31, 2008, resulting in an increase of $1,094 in cash and cash equivalents. The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with accounts payable. In the six months ended June 30, 2009, we used $32,906 of cash in operations. For the comparable period in the prior year we used $145,719 of cash in operations.

Cash provided from financing activities was $34,000. Ray Smith, President and CEO, loaned the company $15,000 on April 17, 2009, in order to fulfill certain payments for audit related services. On May 26, 2009, Mr. Smith loaned the Company an additional $19,000 in order to satisfy the remaining liabilities related to audit fees and audit services. The two loans totaling $34,000 are payable upon demand but are expected to be repaid only when suitable funding is found for continued operations. In event no suitable funding is found, Mr. Smith understands the loans may default and he may not be recompensated. For the comparable period in the prior year we obtained $77,500 from financing activities as we issued 10% secured notes.

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments. Management is currently in the process of delivering a convertible note structure intended to raise short term operating capital while seeking a separate and supplemental capital raise through an equity offering. The equity offering is planned for the later part of the second quarter to coincide with the recapitalization of the Company, which based on time lines outlined by the notification process, is likely to fall at or near the beginning of September 2009. No funds have been raised by the Company through such offerings and management has no binding commitments to provide any funding. If the Company is unable to secure outside funding, management may attempt to renegotiate outstanding debts and satisfy liabilities through organically generated revenue, if any.

Working capital was ($684,701) at June 30, 2009, as compared with working capital of $(589,145) at December 31, 2008. This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2009, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2009:

On July 22, 2009, the Company and MetaBank mutually terminated the existing bank agreement. Certain terms and conditions survive after the termination, but with all branded portfolios closed and all bins closed by MetaBank, there are no material issues with terminating the agreement.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

Our President, who serves as our principal executive officer, and our Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Change In Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

On May 1, 2008, we received a demand for payment letter filed by American Alarm Systems, our former security system provider for contracted services through 2010. The Company and American Alarm Systems appeared in small claims court and settled the matter for $900 on March 25, 2009. The Company paid this amount on June 12, 2009.

In connection with the action filed by Airport Industrial Complex, our former landlord in the Orange Superior Court (Case No. 30-2008 00104277), on April 1, 2009, the Company, represented by counsel, appeared in Superior Court in a pre-trial effort to resolve the matter. On May 15, 2009, the Company agreed to a stipulated judgment of $18,500, which was filed in Superior Court on July 12, 2009.

The Company continues to receive demands for payments from creditors. The Company has no funds to defend these actions or to pay the creditors. However, management has been proactive to reach out to most creditors in an attempt to negotiate or resolve outstanding debt.

Item 6.

Exhibits

Exhibit No.	Description

10.1	Promissory Note dated April 17, 2009 with Ray A. Smith

10.2	Promissory Note dated May 26, 2009 with Ray A. Smith

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: August 12, 2009

By: /s/ Ray Smith

Ray Smith, President

(Principal Executive Officer)

Date: August 12, 2009

By: /s/ Bryan Kenyon

Bryan Kenyon, Chief Financial Officer

(Principal Financial Officer)