Form 10-Q
period 2009-09-30
Trycera Financial, Inc.
filed 2009-11-16
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At November 11, 2009, there were 43,444,302 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements

Trycera Financial, Inc.
Consolidated Balance Sheets
	September	December
	30, 2009	31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$241	$263
Total Current Assets	241	263

Total Assets	$241	$263

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$485,934	$340,089
Portfolio reserves	34,774	34,774
Accrued expenses	144,701	137,045
10% unsecured note - related party	34,000	-
10% senior secured notes	77,500	77,500

Total Current Liabilities	776,909	589,408

Total Liabilities	776,909	589,408

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized,
$.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at
$.001 par value; 9,694,302 and 9,694,302 shares
issued and outstanding, respectively	9,694	9,694
Additional paid in capital	5,364,504	5,364,504
Accumulated deficit	(6,150,866)	(5,963,343)
Total Stockholders’ Deficit	(776,668)	(589,145)
Total Liabilities & Stockholders’ Deficit	$241	$263

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Rewenues
Stored value	$50	$38,758	$137	$150,878
	50	38,758	137	150,878

Cost of Sales	-	(20,828)	-	118,029
Gross Profit (Loss)	50	59,586	137	32,849

Expenses
Depreciation and amortization	-	152	-	2,159
Salaries and wages	-	-	-	32,354
Stock based compensation	-	25,569	-	134,121
Professional fees	86,973	32,525	177,817	120,474
Bad debt expense	-	1,762	-	8,083
Contract termination costs	-	-	-	70,000
General & administrative	2,257	146,457	5,644	299,157

Total Expenses	89,230	206,465	183,461	666,348

Loss from Operations	(89,180)	(146,879)	(183,324)	(633,499)

Other Income (Expense)
Interest income	-	-	-	174
Interest expense	(2,787)	(1,953)	(7,148)	(3,934)
Other income (expense)	-	-	2,949	(2,276)
Total Other Income (Expense)	(2,787)	(1,953)	(4,199)	(6,036)

Loss before tax	(91,967)	(148,832)	(187,523)	(639,535)
Income tax	-	-	-	-
Net Loss	$(91,967)	$(148,832)	$(187,523)	$(639,535)

Basic loss Per Share:

Net Loss Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.07)

Weighted Average Shares	9,694,302	9,449,085	9,694,302	9,368,556

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September	September
	30, 2009	30, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(187,523)	$(639,535)
Adjustments to reconcile net loss to net cash
used by operations;
Depreciation and amortization	-	2,159
Amortization of prepaid stock compensation	-	88,376
Bad debt expense	-	(8,083)
(Gain) loss on sale of assets	-	9,751
Stock issued for services	-	17,880
Stock options and warrants	-	134,121
(Increase) decrease in accounts receivable	-	35,198
(Increase) decrease in prepaid and other current assets	-	23,053
Increase (decrease) in accounts payable	145,845	180,801
Increase (decrease) in portfolio reserves	-	571
Increase (decrease) in accrued expenses	7,656	8,597
Net Cash Used by Operating Activities	(34,022)	(147,111)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of 10% Secured Notes	-	77,500
Proceeds from issuance of 10% unsecured note	34,000	-
Net Cash Provided by Financing Activities	34,000	77,500

Net Increase (Decrease) in Cash and Cash Equivalents	(22)	(69,611)

Cash and Cash Equivalents at Beginning of Period	263	72,625

Cash and Cash Equivalents at End of Period	$241	$3,014

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$-	$240,377

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2009

NOTE 1 -     BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K which was filed on April 15, 2009.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

NOTE 2 -      SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements were issued.

The Company has issued a number of shares after the quarter ending on September 30, 2009.  The share issuances represent in excess of 33,000,000 million shares and include the following:

16,000,000 million shares each issued to Ray Smith and Bryan Kenyon as a bonus for agreeing to become the President and CEO and CFO and COO, respectively.

In addition, 1,500,000 million shares for business development services were provided to PhilMoss and Argyle Capital, while Dick Croft received 250,000 thousand shares for his services to the Company for graphics design and website build-out.  It is likely and expected that additional share issuances for services will continue for the foreseeable future.

NOTE 3 -      GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of September 30, 2009, the Company had an accumulated deficit of approximately $6,151,000, negative working capital, and no substantial operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter, the Company has begun operations.  The core focus of the restarted operations is marketing financial products and services.  As a result, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs.  In efforts to support the restarted operations and to deliver organic revenue, the Company executed an agreement with a prepaid card program manager, Bank Freedom, in the first quarter of 2009.  By contracting with Bank Freedom, the Company is attempting to provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations for various arrangements and agreements.  While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in retooling and restarting the operations.

Recent Developments

For the third quarter ending September 30, 2009, all primary operational efforts have been prioritized and focused on entering into new operating agreements and restarting operations.  At the start of the third quarter, the Company focused on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  The Company is in the final stages of executing agreements to operate using a new banking partnership, a new processor relationship and a leading retail load network.  The new bank relationship will allow the Company to market co-branded and customized prepaid card solutions that carry a major card association brand and the platform will  be integrated with the payment reporting solutions to facilitate the transfer of recurring payment activities through a third party reporting provider.  The Company has a long standing strategic partnership with a reporting company that utilizes proprietary algorithms to help accurately discern and track on-time nontraditional payments and will provide this data to the national credit reporting agencies in the required format(s).

       During the third quarter, we continued progress and development on other marketing and sales channels with a new card program partner, Central National Bank.  By working closely with Central National Bank, management believes we will be able to offer a predictable cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will align cardholders with a financial tool that includes online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  The two programs in development that will be issued through Central National Bank include a general purpose payment card and a payroll program offered to a leading private retail group in the western United States.  We anticipate launching these two programs in the late part of the fourth quarter of 2009 or early in the first quarter of 2010 and each program represents potential organic revenue opportunities to the Company.

In the third quarter we were forced to close down our co-branded insurance payment card to market.  The Company received a formal program termination notice from Bank Freedom on September 16, 2009.  Bank Freedom indicated that after a review of the co-branded materials with MetaBank, the Bank turned down Trycera programs despite initial rollout success with the insurance program and a targeted multi-media campaign.  While only in the early stages of distribution, the insurance card program is being re-launched with our new bank partner and will remain an instant issue prepaid card that is upgradable to a personalized prepaid card.  The focus of the program is to streamline insurance company operations by taking cash payments out of the system and replacing them with a safe and reliable prepaid card.  The insurance card also plays an integral part for delivering financial education in a person to person format.

In addition to our continuing operations, we plan to expand in the coming quarters through targeted acquisitions of small card portfolios and complementary financial services-related companies.  We have targeted three potential acquisitions in the financial services space, one related to patented technology while the other two are related to the delivery of personal financial services and personal financial awareness.  At this stage the Company has not entered into any negotiations or agreements to make any acquisitions.

Throughout the third quarter, the Company has entered into an assortment of agreements, the material ones of which are outlined below:

On July 22, 2009, the Company and MetaBank mutually terminated the existing bank agreement.  Certain terms and conditions survive after the termination, but with all branded portfolios closed and all bins closed by MetaBank, there are no material issues with terminating the agreement.

On August 25, 3009, the Company signed a mutual non disclosure agreement and non circumvention agreement with SG24 Corporation.  The Company and SG24 Corporation were evaluating a partnership in prepaid cards, payment processing and public market consolidation, but no further discussions or additional meetings are planned at this point.

On August 28, 2009, the Company entered into a Memorandum of Understanding with JPA Capital.  JPA Capital is an investment banking firm that has agreed to field inbound investor relations calls and to perform other mutually agreeable operations and media management.

On August 31, 2009, the Company entered into confidentiality agreements with three individuals.  The Company is working with each individual separately on varying operational and strategic initiatives.  While no formal agreements, offers or consideration have been paid, it is likely that the Company will pursue one or more options with each individual.

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

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2009.

Results of Operations

For the three months ended September 30, 2009 and 2008

Revenue

In the third quarter of 2009 we were laying the foundation to restart operations and nominal revenues of $50 were booked. Revenues for the quarter ended September 30, 2008 were $38,758 from the prior operations.

Cost of Sales and Gross Profit

Cost of sales was $0 and ($20,828) for the quarters ended September 30, 2009 and 2008, respectively, representing a change of $20,828 or 100%.  The negative cost of sales in the prior quarter resulted from the overestimation of unbilled service costs from our previous card processor.

Operating Expenses

Operating expenses consisted predominantly of professional fees of $86,973 required to keep the Company in compliance and handle its legal and financial issues in regard to its current status and potential new business operations. Total operating expenses in the comparative period were $206,465, which included all expenses associated with operations at that time.

Net loss

We incurred net losses of $91,967 and $148,832 for the quarters ended September 30, 2009 and 2008, respectively, representing a decrease in net loss of $56,865 or 38%.  As we continue to restart operations, organic growth in conjunction with strategic alliances and expanding products and services, we expect to generate gross profit margins and hence we expect the losses to ease in 2010 as compared to 2008.

For the nine months ended September 30, 2009 and 2008

Revenue

In the third quarter of 2009 we were still laying the foundation to restart operations and little revenue has booked. Revenues were $137 and $150,878 for the nine months ended September 30, 2009 and 2008 respectively.

Cost of Sales and Gross Profit

Cost of sales was $0 and $118,029 for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $118,029 or 100%.  The decrease was attributed to the absence of costs in the current period, whereas costs were incurred in the comparative period due to the winding up of previous programs and operations.

Operating Expenses

Operating expenses of $183,461consisted predominantly of professional fees of $177,817 required to keep the Company in compliance and handle its legal and financial issues in regard to its current status and potential new business operations. Total operating expenses in the comparative period were $666,348, which included all expenses associated with operations at that time.

Net loss

We incurred net losses of $187,523 and $639,535 for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease in net loss of $452,012 or 71%.  As we continue to restart operations, organic growth in conjunction with strategic alliances and expanding products and services, we expect to generate gross profit margins and hence we expect the losses to ease in 2010 as compared to 2008.

Liquidity and Capital Resources

As of September 30, 2009, cash totaled $241 as compared with $263 of cash at December 31, 2008, resulting in a decrease of $22 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with accounts payable.  In the nine months ended September 30, 2009, we used $34,022 of cash in operations.  For the comparable period in the prior year we used $147,111 of cash in operations.

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

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.  Management is currently in the process of delivering a convertible note structure intended to raise short term operating capital while seeking a separate and supplemental capital raise through a nonpublic equity offering.  The equity offering is planned for the late part of the fourth quarter to coincide with the recapitalization of the Company, which based on time lines outlined by the notification process, is likely to fall at or near the beginning of December 2009.  No funds have been raised by the Company through such offerings and management has no binding commitments to provide any funding.  In addition, the Company has been successful in negotiating tranches of debt down or eliminating debt through a convertible stock offering.  Former Directors, Alan Knitowski and Luan Dang and related party shareholders of Messrs Knitowski and Dang, have agreed to convert their $70,000 in debt for shares.  The conversion will be completed in the fourth quarter of 2009; however, the Company may be able to provide the necessary cash payment and alleviate the need to issue a significant quantity of shares.  Separately, if the Company is unable to secure outside funding, management may attempt to continue to renegotiate outstanding debts and satisfy liabilities through organically generated revenue, if any.

Working capital was ($776,668) at September 30, 2009, as compared with working capital of $(589,145) at December 31, 2008.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2009, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2009:

On November 6, 2009 the Company notified Wilson Elser Moskowitz Edelman & Dicker LLP in writing that the Company was agreeable to pursuing a settlement in the Transfers4Less arbitration matter.  The Insurance carrier and their legal counsel have indicated that the Company would be liable for $5,000 or more of the proposed settlement.

On November 2, 2009, the Company filed the amended Articles of Incorporation with the State of Nevada.  The amended Articles of Incorporation authorize up to 2,000,000,000 shares of the Company’s common stock to be issued.

On October 22, 2009, the Company entered into a debt conversion agreement with former Directors Alan Knitowski and Luan Dang.  Messrs Knitowski and Dang also agreed to have certain related party shareholders agree to be included in the debt conversion.  As a result of the debt conversion with these parties, the Company will reduce their liability by $70,000. Shares have not yet been issued under this agreement, and the Company may yet provide the necessary cash payment and alleviate the need to issue a significant quantity of shares.

On October 20, 2009, the Company issued 250,000 shares for services and entered into a leak out agreement with Mr. Dick Croft.  Mr. Croft provides web development and graphics design support for the Company.

On October 16, 2009, the Company issued 1,500,000 shares for business development services to PhilMoss and Argyle Capital.  PhilMoss received 1,000,000 shares while Argyle Capital received 500,000 shares.

On October 1, 2009, the consulting agreement between the Company and Balius Consulting Group automatically terminated as a result of Mr. Kenyon entering into a formal employment agreement with Trycera and ceasing to provide services for Balius.

On October 1, 2009, the Company entered into formal employment agreements with the two principal executives, Ray Smith and Bryan Kenyon. The employment agreement for Mr. Smith supersedes the prior employment agreement dated February 6, 2009, under which no compensation was paid or accrued.  Each of these full-time employment agreements was effective October 1, 2009, and is for a term of three years.  Each is renewable in two-year increments unless terminated prior to expiration of a term.  The base salary for each party is $240,000 per year, payable in month increments of $20,000.  As a signing bonus for entering into the agreements, each party received 16,000,000 shares.  The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan.  Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.  Each of the employment agreements is terminable upon the death or disability of the employee, or for cause, and may be terminated by the Company without cause which would require the Company to pay a severance benefit in an amount equal to one and one-half of the largest annual base salary under the agreement if terminated prior to October 1, 2010, and one times the largest annual base salary if terminated thereafter.  Each agreement also contains provisions requiring the employee to maintain the confidentiality of any confidential information.  The agreements also include provisions prohibiting the employee from soliciting any employees or clients of the Company for 24 months after the termination of the agreement.  The employees are also prohibited from competing with the Company for a period of 24 months after the termination of the agreement.  Each agreement also includes an indemnification provision which requires the Company to indemnify the employee against proceedings initiated or threatened against him in his capacity as an officer, director, or employee of the Company or for another entity in which he serves at the request of the Company.  The agreements also provide that the Company will advance the employee’s expenses in such instances provided that the employee shall furnish an undertaking to repay such advances if it is ultimately determined that the employee was not entitled to be indemnified.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4T.                    Controls and Procedures

Disclosure Controls and Procedures

Our President, who serves as our principal executive officer, and our Chief Financial  Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers to allow timely decisions regarding required disclosure.

Change In Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings

The Company continues to receive demands for payments from creditors.  The Company has insufficient funds to defend these actions or to pay the creditors.  However, management has been proactive to reach out to most creditors in an attempt to negotiate or resolve outstanding debt.  In addition, the Company is proactively working with interested third parties to convert debt on behalf of the Company.  Converted debt notifications will be filed on Form 8-K with the Securities and Exchange Commission.

Item 4.                      Submission of Matters to a Vote of the Security Holders

On September 11, 2009, shareholders owning or holding proxies to vote 5,050,665 shares, or approximately 52% of the total outstanding shares on such date, approved the following items (i) An amendment to our articles of incorporation to increase the authorized number of common shares from 100,000,000 to 2,000,000,000; and (ii) an amendment to our 2004 Stock Option/Stock Issuance Plan to increase the number of shares authorized under the plan from 10,000,000 to 250,000,000.  The articles of amendment to increase the authorized common shares were filed with the State of Nevada on November 2, 2009.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated October 1, 2009 with Ray A. Smith

10.2	Employment Agreement dated October 1, 2009 with Bryan Kenyon

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: November 13, 2009	By:	/s/ Ray A. Smith
Ray A. Smith
President (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Bryan Kenyon
Bryan Kenyon
Chief Financial Officer (Principal Financial Officer)