Form 10-K
period 2009-12-31
Trycera Financial, Inc.
filed 2010-04-15
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30872

Trycera Financial, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5230 E. Hunter Ave, Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (714) 779-5700.

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒    No ☐       (2)  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $324,005, computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At April 14, 2010, there were 445,836,445 shares of the registrant’s Common Stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2009

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

Recent Developments

On November 6, 2009 the Company notified Wilson Elser Moskowitz Edelman & Dicker LLP in writing that the Company was agreeable to pursuing a settlement in the Transfers4Less arbitration matter.  The Insurance carrier and their legal counsel have indicated that the Company would be liable for $5,000 or more of the proposed settlement.  On December 18, 2009, the Company, under debt conversion and settlement provisions with a third party finalized the payment of $10,000 to Transfers4Less and resolved the outstanding $40,000 arbitration award and any further legal action under a settlement agreement.

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

On October 16, 2009, the Company issued 1,500,000 shares for business development services to PhilMoss & Co. and Argyle Capital.  PhilMoss received 1,000,000 shares while Argyle Capital received 500,000 shares.

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

During the fourth quarter, all primary operational efforts have been prioritized and focused on entering into new operating agreements and restarting operations.  At the start of the fourth quarter, the Company focused on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  During the fourth quarter, the Company executed agreements to operate using a new banking partnership, a new processor relationship and a leading retail load network.  The new bank relationship allows the Company to market co-branded and customized prepaid card solutions that carry a major card association brand and the platform will be integrated with the payment reporting solutions to facilitate the transfer of recurring payment activities through a third party reporting provider.  The Company has a long standing strategic partnership with a reporting company that utilizes proprietary algorithms to help accurately discern and track on-time nontraditional payments and will provide this data to the national credit reporting agencies in the required format(s).

During the fourth quarter, we continued progress and development on other marketing and sales channels with a new bank partner, card issuer and program manager, Central National Bank.  By working closely with Central National Bank, management believes we will be able to offer a predictable cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will align cardholders with a financial tool that includes online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  The two programs in development that will be issued through Central National Bank include a general purpose payment card and a payroll program offered to a leading private retail group in the western United States.  While we did begin to distribute a limited number of payroll cards to customers during the fourth quarter of 2009, we anticipate marketing and launching  two programs to a more broad customer base in the first two quarters of 2010 and each program represents potential organic revenue opportunities to the Company.

In addition to our new operations, we plan to expand in the coming quarters through targeted acquisitions of small card portfolios and complementary personal financial services-related companies.  We have targeted three potential acquisitions in the financial services space, one related to patented technology while the other two are related to the delivery of personal financial services and personal financial awareness.  At this stage the Company has not entered into any negotiations or agreements to make any acquisitions.

The Company currently remains insolvent but is seeking financing from various sources for which there are no commitments from anyone to provide us with such financing.  The Company believes that material changes to the recent trends in revenue are expected within the next ninety days. We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis and the President and CEO has been loaning the Company money in order to fulfill certain obligations related to audit and review functions.

Business of the Company

Selection of a Business

The Company has re-emerged in the prepaid debit card and prepaid payments space.  The Company intends to either seek an outside business venture or to raise funds to grow existing developmental operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.  The Company has plans to re-sign an operating agreement with CRS Corporation, within the next 90 days in order to maintain reporting status with alternative credit and payment data.  The existing agreement remains in effect, but the Company has provided written notification of intent to terminate in order to enter new negotiations with CRS Corporation.  CRS Corporation is engaged in the business of tracking and reporting nontraditional payment history to national credit reporting agencies.

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

Acquisition of an Outside Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely or possible that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current officers and directors would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, since the Company is no longer a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

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

Employees

The Company currently has two employees, namely its President and CEO, Ray Smith and its CFO and COO, Bryan Kenyon.  Management of the Company expects to use third party providers, consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage other full- time employees at this time.  The future need for employees and their availability will be addressed in connection with the organic growth of the business and /or the strategic acquisition of related or unrelated businesses.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company has no office facilities, but does anticipate the need to lease commercial office space or facilities in the coming quarters.  For now the business address being used as the Company address is the mail box suite in Orange, California.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008	First	$0.13	$0.13
	Second	$0.08	$0.08
	Third	$0.07	$0.07
	Fourth	$0.06	$0.06

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009	First	$0.055	$0.015
	Second	$0.015	$0.014
	Third	$0.055	$0.014
	Fourth	$0.056	$0.06

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

Holders

At March 18, 2010, the Company had 123 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Co., Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2009, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Purchases of Equity Securities

On October 20, 2009, the Company issued 250,000 shares for services and entered into a leak out agreement with Mr. Dick Croft.  Mr. Croft provides web development and graphics design support for the Company. The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On October 16, 2009, the Company issued 1,500,000 shares for business development services to PhilMoss & Co. and Argyle Capital.  PhilMoss received 1,000,000 shares while Argyle Capital received 500,000 shares. The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On February 25, 2010, the Company issued an aggregate of 40,000,000 shares of its Common Stock to three unaffiliated entities upon the conversion of an aggregate of $10,000 of outstanding indebtedness.  The lenders acquired and assisted in the settling of a $40,000 arbitration award and this debt had been outstanding since 2007.  The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders to tack back to the date of the debt which was more than two years prior to issuance.

On February 24, 2010, we issued 175,000,000 shares of our common stock each to Ray A. Smith, the Company’s CEO, President and Director and Bryan Kenyon, the Company’s Chief Financial Officer and Chairman in consideration for the shares both Messrs. Smith and Kenyon forgave $100,000 each of accrued salary, loans and other monies advanced on the Company’s behalf by both Mr. Smith and Mr. Kenyon. The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter, the Company has begun operations.  The core focus of the restarted operations is marketing financial products and services.  As a result, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs.  In efforts to support the restarted operations and to deliver organic revenue, the Company executed an agreement with a new issuing bank, processing partner and program manager, Central National Bank.  By contracting with Central National Bank, the Company has the ability to deliver a turnkey personalized financial product with a suite of features and functions designed to facilitate e-commerce and provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations for various arrangements and agreements.  While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in retooling and restarting the operations.

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

Results of Operations--Year Ended December 31, 2009, versus the Year Ended December 31, 2008

In 2009, we saw revenues drop over the prior year.  The decline of revenue was attributed to the exiting of the underlying business in all channels. The primary operational effort throughout the 2009 fiscal year was to wind up the business and seek a strategic alternative.

Revenue

Revenue was $287 and $151,619 for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $151,332 or 100%. Our 2009 results reflect the winding up of the operations and the commencement of our new business plan.

Cost of Sales and Gross Profit

Cost of sales was $0 and $123,029 for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $123,029 or 100%.  The decrease was attributed to the exiting of the business operations.

The resulting gross profit was 0% and 18.9% for the years ended December 31, 2009 and 2008, respectively. Management expects a strategic alternative to favorably impact the underlying gross profit margin but that is only determinable upon execution of an effective alternative.

Operating expenses

Operating expenses were $466,476 and $755,271 for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $288,795 or 38%. The major components of operating expense are salaries and wages (33%) general and administrative (24%) professional fees (43%).  A material amount of the operating expenses for the year ended December 31, 2009 have been accrued and continue to be unpaid or paid in small increments.

Salaries and wages expense was $152,975 and $32,354 for the years ended December 31, 2009 and 2008, respectively, representing an increase of $120,621 or 373%. The increase resulted from the signing of employment agreements with the officers of the Company.

General and administrative expense was $112,502 and $336,639 for the years ended December 31, 2009 and 2008, respectively, representing a decrease $224,137 or 67%. The decrease resulted from a significant decrease in all categories as the Company had no business, no facility and no employees for most of the 2009 fiscal year.

Professional fees and expenses were $200,999 and $157,868 for the years ended December 31, 2009 and 2008, respectively, representing an increase of $43,131 or 27%.   The increase resulted from the inclusion of additional expenses associated with a third party service providers including strategic consulting services and accounting and legal services.

Other income (expense)

Other income (expense) was ($7,001) and ($5,098) for the years ended December 31, 2009 and 2008, respectively.  The main component of other expense is the financing costs which resulted from notes payable.

Net loss

We incurred net losses of $473,990 and $732,579 for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of December 31, 2009, cash totaled $0 as compared with $263 of cash at December 31, 2008, resulting in a decrease of $263 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to the nature of winding up the primary business and seeking a strategic alternative and then subsequently commencing the new business plan.  For the year ended December 31, 2009, we used $57,407 of cash in operations.  For the comparable period in the prior year we used $149,862 of cash in operations.

Cash provided from financing activities was $57,144.  The Company raised $30,000 in the fourth quarter of 2009 under a private placement memorandum (PPM) and Ray Smith, President and CEO, has loaned the company $26,000 and this amount is payable upon demand.  In event no suitable funding is found, Mr. Smith understands the loans may default and he may not be recompensated. For the comparable period in the prior year we obtained $77,500 from financing activities as we issued 10% secured notes.

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.  Management is currently in the process of delivering a convertible note structure intended to raise short term operating capital while seeking a separate and supplemental capital raise through a nonpublic equity offering.  The equity offering is planned for the last part of the first quarter to coincide with the recapitalization of the Company, which based on time lines outlined by the notification process, is likely to fall at or near the beginning of February 2010.  Under an isolated transaction, the Company was successful in raising $100,000 from an accredited investor in March 2010.  No other funds are anticipated under such isolated transaction and the Company shall now consider opening a new private placement memorandum to provide future funding.  The Company has been successful in negotiating tranches of debt down or eliminating debt through a convertible stock offering.  Former Directors, Alan Knitowski and Luan Dang and related party shareholders of Messrs Knitowski and Dang, have agreed to convert their $70,000 in debt for shares, although that settlement agreement expired on December 31, 2009 and no olive branch has been extended by either party to confirm or renegotiate the expired agreement.  The Company may be able to provide the necessary cash payment and alleviate the need to issue a significant quantity of shares.  Separately, if the Company is unable to secure outside funding, management may attempt to continue to renegotiate outstanding debts and satisfy liabilities through organically generated revenue, if any.

Working capital was ($979,968) at December 31, 2009, as compared with working capital of $(589,145) at December 31, 2008.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

Caution About Forward Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:
  changes in general economic and business conditions in the Company’s market area;
  changes in banking and other laws and regulations applicable to the Company; risks inherent in the prepaid space such as fraud loss, illegal card usage and collateral liabilities;
  changing trends in customer profiles and behavior;
  changes in interest rates and interest rate policies;
  maintaining cost controls as the Company opens or acquires new programs/products/operations;
  competition with other banks and financial institutions, and companies outside of the prepaid and banking industries, including those companies that have substantially greater access to capital and other resources;
  the ability to continue to attract investments and capital to fund operations and growth;
  the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
  reliance on the Company’s management team, including its ability to attract and retain key personnel;
  demand, development and acceptance of new products and services;
  problems with technology utilized by the Company;
  maintaining capital levels adequate to support the Company’s growth; and
  other factors not herein described in Item 1A, “Risk Factors,” above.
Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.
Off-Balance Sheet Arrangements

During the quarter ended December 31, 2009, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the year ended December 31, 2009:

On March 10, 2010, the Company entered into a new consulting agreement with Newport Coast Securities, Inc.,  which replaced any and all prior agreements by and between the parties.

On February 26, 2010, the Company retained new counsel for corporate legal matters.  The Company is now represented by Sommer & Schneider LLP based in Garden City, New York.

On February 25, 2010, the Company issued an aggregate of 40,000,000 shares of its Common Stock to three unaffiliated entities upon the conversion of an aggregate of $10,000 of outstanding indebtedness.  The lenders acquired and assisted in the settling of a $40,000 arbitration award and this debt had been outstanding since 2007.  The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders to tack back to the date of the debt which was more than two years prior to issuance.

On February 24, 2010, we issued 175,000,000 shares of our common stock each to Ray A. Smith, the Company’s CEO, President and Director and Bryan Kenyon, the Company’s Chief Financial Officer and Chairman in consideration for the shares both Messrs. Smith and Kenyon forgave $100,000 each of accrued salary, loans and other monies advanced on the Company’s behalf by both Mr. Smith and Mr. Kenyon. The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On February 23, 2010, our board of directors accepted the resignation of Ronald N. Vance as our Chairman of the Board and member of our board of directors. There was no disagreement on any matter relating to the Company’s operations, policies or practices, nor was Mr. Vance removed for cause.

On February 23, 2010 Mr. Matthew Richards was elected to the Company’s board of directors to fill the vacancy resulting from Mr. Vance’s resignation. On that same date, Mr. Bryan Kenyon our Chief Financial Officer and director was elected to replace Mr. Vance as our Chairman and Mr. Ray Smith our CEO, President and a Director was appointed the Company’s Secretary.

Off-Balance Sheet Arrangements

During the years ended December 31, 2009 and 2008, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements ( Subtopic 605-25 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

All other new accounting pronouncements issued but not yet effective, have been deemed not to be relevant to the Company and are not expected to have any impact once adopted

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Since our Company has no material operations and may, at this time, be considered a developmental company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO and our PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO and  PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors:

Name	Age	Position(s)	Director Since	Employment Background
Matt Richards	42	Director	2010	Matthew Richards is a national trainer, public speaker and educator. For 27 years, Mr. Richards has been a business and marketing consultant and a real estate investor.
Ray A. Smith	37	President and Chief Executive Officer	2009
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

Bryan Kenyon	38	Chairman, Chief Financial Officer	2010
Mr. Kenyon was our Chief Financial Officer from May 2004 until October 2008 and our Chief Operating Officer from April 2007 until October 2008.  He was reappointed as our CFO in April 2009.  From May 2002 until February 2004, he was Director of Financial Planning and Analysis for Green Dot Corporation, a leading provider of prepaid MasterCard® cards and prepaid card solutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

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

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2009 and 2008:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Bryan W. Kenyon, CFO/COO	2009	$60,000	0	160,000	(1)	0	$0	$220,000
	2008	$0	0	0		0	$0	$0
Ray A. Smith President/CEO	2009	$60,000	0	160,000	(1)	0	$0	$220,000
	2008	$0	0	0		0	$0	$0

(1)
On October 1, 2009, our Board of Directors granted 16,000,000 shares each to Messrs Kenyon and Smith as a result of executing employment agreements on October 1, 2009. The value of the shares was determined in accordance with FAS 123R.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2009:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Ray A. Smith	0	0
Bryan W. Kenyon	0	0

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

There were 10,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On November 2, 2009, the number of shares authorized under the Plan was increased to 250,000,000.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Kenyon and Knitowski, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2009:

Name	Option awards (1) ($)	All other compensation ($)	Total ($)
Luan Dang (4)	$
Randolph Cherkas (4)	$
Robert Lang(4)	$

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of March 18, 2010, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (2)

Ray A. Smith 1317 S. Westgate Ave, Suite 205 Los Angeles, CA 90025	191,000,000		43.9%

Bryan Kenyon 2560 E. Chapman Ave Suite 404 Orange, CA. 92689	191,715,080	(1)	44.1%

Executive Officers and Directors as a Group (3 Person)	382,715,080		88.1%
(1)  Includes 190,000 shares owned by a family trust and 80 shares owned with his wife.

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

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended December 31, 2008, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Chisholm, Bierwolf, Nilson & Morrill, LLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $ 34,000 and $25,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

 Report of Independent Registered Public Accounting Firm
 Balance Sheets at December 31, 2009 and 2008
 Statements of Operations for the years ended December 31, 2009 and 2008
 Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008
 Statements of Cash Flows for the years ended December 31, 2009 and 2008
 Notes to Financial Statements

Consolidated Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2009 and 2008

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Trycera Financial, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Trycera Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trycera Financial, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 8 to the consolidated financial statements, the Company has a working capital deficit, continued operating losses, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill LLC
Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
April 14, 2010

Trycera Financial, Inc.
Consolidated Balance Sheets

	December	December
	31, 2009	31, 2008

Assets
Current Assets
Cash	$-	$263
Total Current Assets	-	263

Total Assets	$-	$263

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$1,144	$-
Accounts payable	288,760	340,089
Accounts payable - related parties	209,787	-
Portfolio reserves	34,774	34,774
Accrued expenses	342,003	137,045
10% unsecured note - related party	26,000	-
10% senior secured notes	77,500	77,500

Total Current Liabilities	979,968	589,408

Total Liabilities	979,968	589,408

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 44,301,446 and 9,694,302 shares issued and outstanding, respectively	44,301	9,694
Additional paid in capital	5,743,147	5,364,504
Prepaid stock compensation	(330,083)	-
Accumulated deficit	(6,437,333)	(5,963,343)

Total Stockholders’ Deficit	(979,968)	(589,145)

Total Liabilities & Stockholders’ Deficit	$-	$263

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December	December
	31, 2009	31, 2008

Revenues
Stored value	$287	$151,619
	287	151,619

Cost of Sales	-	123,029
Gross Profit	287	28,590

Expenses
Depreciation and amortization	-	2,159
Salaries and wages	152,975	32,354
Stock based compensation	-	148,168
Professional fees	200,999	157,868
Bad debt expense	-	8,083
Contract termination costs	-	70,000
General & administrative	112,502	336,639

Total Expenses	466,476	755,271

Loss from Operations	(466,189)	(726,681)

Other Income (Expense)
Interest income	-	174
Interest expense	(9,950)	(2,996)
Other income (expense)	2,949	(2,276)
Total Other Income (Expense)	(7,001)	(5,098)

Loss before tax	(473,190)	(731,779)
Income tax	800	800
Net Loss	$(473,990)	$(732,579)

Basic loss Per Share:

Loss per share	$(473,990)	$(732,579)
Net Loss Per Share	$(0.03)	$(0.08)

Weighted Average Shares	18,204,870	9,375,891

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December	December
	31, 2009	31, 2008

Cash Flows from Operating Activities
Net Loss	$(473,990)	$(732,579)
Adjustments to reconcile net loss to net cash
used by operations;
Depreciation and amortization	-	2,159
Amortization of prepaid stock compensation	21,917	88,376
Loss on sale of assets	-	9,751
Stock issued for services	31,250	32,280
Stock options and warrants	-	148,168
(Increase) decrease in accounts receivable	-	30,931
(Increase) decrease in prepaid and other current assets	-	29,853
(Increase) decrease in deposits/reserves	-	5,000
Increase (decrease) in accounts payable	158,458	213,460
Increase (decrease) in portfolio reserves	-	572
Increase (decrease) in accrued expenses	204,958	22,167
Net Cash Used by Operating Activities	(57,407)	(149,862)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in bank overdraft	1,144	-
Proceeds from issuance of 10% Secured Notes	-	77,500
Proceeds from issuance of 10% unsecured note	26,000	-
Proceeds from Private Placement	30,000	-
Net Cash Provided by Financing Activities	57,144	77,500

Net Increase (Decrease) in Cash and Cash Equivalents	(263)	(72,362)

Cash and Cash Equivalents at Beginning of Period	263	72,625

Cash and Cash Equivalents at End of Period	$-	$263

Cash Paid For:
Interest	$-	$-
Income Taxes	$800	$-
Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$33,500	$268,824

The accompanying notes are an integral part of these consolidated financial statements.

Trycera Financial, Inc.
Consolidated Statements of Stockholder’s Deficit
From the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Paid-In	Prepaid	Accumulated
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit

Balance, at January 1, 2008	-	$-	9,250,302	$9,250	$5,184,500	$-	$(5,230,764)

Shares issued for services at at $0.06 - $0.15 per share	-	-	444,000	444	31,836	-	-

Valuation of stock options	-	-	-	-	148,168	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(732,579)

Balance, at December 31, 2008	-	-	9,694,302	9,694	5,364,504	-	(5,963,343)

Shares issued for services at at $0.01 per share	-	-	1,500,000	1,500	13,500		-

Shares issued for services at at $0.065 per share	-	-	250,000	250	16,000		-

Shares granted in connection with employment agreement at $.011 per share	-	-	32,000,000	32,000	320,000	(352,000)	-

Amount recognized as expense						21,917

Shares issued for cash pursuant to private placement memorandum at $0.035 per share	-	-	857,144	857	29,143		-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(473,990)

Balance, at December 31, 2009	-	$-	44,301,446	$44,301	$5,743,147	$(330,083)	$(6,437,333)

The accompanying notes are an integral part of these consolidated financial statements.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time.  When the Company begins to sell such stored value products, a customer who purchases a prepaid card product will pay an upfront acceptance fee in addition to paying some incremental value to add to the stored value card. The Company recognizes only the acceptance fee revenues, as the actual pre-funded load value is electronically transferred from our partner processor to an FDIC-insured account at our partner bank.  The Company never possesses the actual pre-funded load value, which resides in a secure account at our processor before being sent to a non-Company accessible customer funding account at our bank.  As a result, there is no general accounting treatment for the amounts pre-funded on the stored value cards.  With respect to the acceptance fee, the Company will collect the acceptance fee from the customer, satisfying criteria (i) under SAB 104 with a persuasive evidence of an arrangement.  The company does not realize the revenue from the acceptance income until the customer has activated their card. The activation of their card requires that they have passed the legal requirements of identity verification and an embossed card in their name has been mailed to their

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

B. Revenue Recognition (Continued)

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

D.   Property and Equipment

As the Company vacated the leased office space in Irvine, California, all remaining fixtures, fittings were either sold or abandoned. The Company, therefore, has no fixed assets at the December 31 2009, but expects that investment in property and equipment will recommence in 2010.

Provision for depreciation of equipment will be computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

   Computer equipment                            2-3 Years
    Furniture & fixtures                              7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There were no employee stock options outstanding at December 31, 2009 and 2008:

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

E.   Earnings (Loss) Per Share of Common Stock (Continued)

	For the Years Ended
	December	December
	31, 2009	31, 2008

Basic loss per share
Net loss (numerator)	$(473,990)	$(732,579)
Weighted average shares (denominator)	18,204,870	9,375,891

Per share amount	$(0.03)	$(0.08)

F.   Stock Options

The Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123R, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which requires the Company to use the Black-Scholes pricing model to estimate the fair value of the options at the option grant date. There are no outstanding stock options at December 31, 2009.

G.   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

H.   Fair Value of Financial Instrument

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

In January 2010 FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The Company does not expect these provisions to have a material effect on the results of operations of the Company.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

H.   Fair Value of Financial Instrument (Continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does expect the provisions of ASU 2009-12 to have a material effect on the results of operations due to the expense implications of large share issuances in the first quarter of 2010, but specific results will be represented by the calculated value by management of the Company.

I.   Selling, General and Administrative Costs

Selling, general and administrative expenses included the following for the years ended December 31, 2009 and 2008.

	2009	2008

Insurance	$-	$53,399
Rent	-	42,785
Signing bonus - officer	75,000	-
Travel and entertainment	1,130	4,684
Sales and marketing	250	2,528
Technology costs	900	1,164
Outside services	22,500	207,555
General and administrative	12,722	24,524
	$112,502	$336,639

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2009 and 2008.

	2009	2008

Prepaid expenses	$-	$-
Prepaid marketing costs	-	-
	$-	$-

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

K.   Accrued Expenses

Accrued expenses included the following for the years ended December 31, 2009 and 2008.

	2009	2008

Accrued payroll and Compensated absences	$215,993	$39,137
Interest payable	15,701	2,908
Program termination costs	95,000	95,000
Health insurance costs	14,910	-
Other	399	-
	$342,003	$137,045

L.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed.  With the stored value portfolio, the Company has not implemented a specific policy. Since a majority of the transaction activity is prepaid, the Company does not often provide services and load product until funds have been provided in advance. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2009 the allowance for bad and doubtful accounts was $0.

M.  Income Taxes

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

N.   Concentration

Financial instruments that potentially subject Trycera Financial, Inc. (the Company) to concentrations of credit risk consist of cash and cash equivalents.  The Company places its cash and cash equivalents at    well-known, quality financial institutions.  At times, such cash and cash equivalents may be in excess of the FDIC insurance limit.

O.   Capital Structure and Security Rights

Common Stock - The Company is authorized to issue 2,000,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

O.   Capital Structure and Security Rights (Continued)

Preferred Stock - The Company has authorization to issue 20,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors will be authorized to establish the rights and preferences of any series of the preferred shares without shareholder approval. At this time, the Board has not established a series of the preferred shares and no preferred shares have been issued.

P.  Subsequent Events Evaluation

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165 (FAS 165), Subsequent Events.  Subsequent events for the Company have been evaluated through April 14, 2010, which is the date the financial statements were available to be issued. This disclosure should be read in conjunction with NOTE 9 contained herein.

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

 In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS (Continued)

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009.  FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

NOTE 4 – RELATED PARTY TRANSACTIONS

Also, on or about January 3, 2006, the Company entered into an agreement with Ecewa Capital Group, LLC (“Ecewa Capital”), an entity controlled by Mr. Knitowski (the “Ecewa Capital Agreement”) whereby Ecewa Capital provided certain consulting services to the Company.  Pursuant to the terms of the Ecewa Capital Agreement, the Company owed approximately $60,000 to Ecewa Capital at December 31, 2008. The amount incurred in respect of this agreement amounted to $0 and $60,000 for the years ended December 31, 2009 and December 31, 2008.

On or about January 2, 2007, the Company entered into an agreement with Curo Capital, LLC (“Curo Capital”), an entity controlled jointly by Mr. Knitowski and Mr. Dang, (the “Curo Capital Agreement”) whereby the Company agreed to pay $1,000 per month towards the Company’s office lease activities associated with the office of the Chairman.  Pursuant to the terms of the Curo Capital Agreement, the Company owed approximately $12,000 to Curo Capital as of December 31, 2009. Expenses incurred under this agreement amounted to $0 and $12,000 respectively, during the years ended December 31, 2009 and December 31, 2008.

The Company had previously agreed to reimburse Mr. Dang for the cost of health insurance during the period he served as a director of the Company.  At the time of his resignation on December 31, 2008, the Company owed approximately $14,950.83 to Mr. Dang for these health insurance costs.

On or about May 14, 2008, Sagoso Capital (“Sagoso”), a company controlled by Mr. Dang, loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan (the “Sagoso Note”) which was due and payable upon a change of control of the Company.  On or about December 29, 2008, Sagoso Capital acquired the 10% Senior Promissory Notes issued by the Company to Ecewa Capital in the principal amount of $77,500 (the “Ecewa Notes”).

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

On or about May 14, 2008, Hang Dang loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan which was due and payable upon a change of control of the Company.

On or about April 17, 2009, Ray Smith paid audit fees of $15,000 on behalf of the Company. On or about May 26, 2009 Mr. Smith paid an additional $19,000 on behalf of the company. The Company owes Mr. Smith $26,000 at December 31, 2009 in respect of these payments.

On January 29, 2009, the Company entered into a consulting agreement with Balius Consulting Group, Inc., an entity controlled by Bryan Kenyon, a former director and officer of the Company, and Stephen Murphy, a former accounting consultant to the Company.  Balius has agreed to assist in the negotiation of outstanding liabilities of the Company and to gather and organize the corporate and financial records of the Company.  The Company has agreed to pay any hourly fee for work performed by Balius and to pay a bonus based upon the settlement amount of the outstanding payables. On October 1, 2009, the consulting agreement between the Company and Balius Consulting Group automatically terminated as a result of Mr. Kenyon entering into a formal employment agreement with Trycera and ceasing to provide services for Balius. Unpaid expenses of $125,466 are included in the financial statements related to this agreement.

NOTE 5 –  INCOME TAXES

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which modifies the guidance on uncertain tax positions in FASB Accounting Standards Codification™ (ASC or Codification) 740, Income Taxes (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes), as follows:
  Provides implementation guidance that is applicable for all entities
  Amends the disclosure requirements for nonpublic entities by eliminating the requirements for certain disclosures
The Company currently has no issues that would mandate application of any deferred tax items or expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses of $6,437,333 as of December 31, 2009 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 –  INCOME TAXES (Continued)

Deferred tax assets and the valuation account as of December 31, 2009 and 2008 are as follows:
	2009	2008

Deferred tax asset:
Net operating loss carryforward	$2,030,460	$1,887,463
Valuation allowance	(2,030,460)	(1,887,463)
	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	800	800
Change in NOL benefit	(142,997)	(225,598)
Change in allowance	142,997	225,598
	$-	$-

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

NOTE 6 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2009, the Company issued an aggregate 1,500,000 shares of common stock for marketing services at $.01 per share. Accordingly, common stock and additional paid in capital have been charged $1500 and $13,500 respectively.

During the year ended December 31, 2009, the Company issued an aggregate 250,000 shares of common stock for marketing services at $.065 per share. Accordingly, common stock and additional paid in capital have been charged $250 and $16,000 respectively.

During the year ended December 31, 2009, the Company issued an aggregate 32,000,000 shares of common stock in connection with employment agreements. Management believes that the value of the shares is $.011. Accordingly, common stock and additional paid in capital have been charged $32,000 and $320,000 respectively. The employment agreements are for a period of 36 months and hence the cost of the agreements will be amortized over this period.

During the year ended December 31, 2009, the Company issued an aggregate of 857,144 shares of common stock pursuant to private offerings at $0.035 per share. Accordingly, common stock and additional paid in capital have been charged $857 and $29,143 respectively.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 –  STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 5,000,000.  The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  There were no outstanding options at December 31, 2009.

The following schedule summarizes the activity during the periods ending December 31, 2009 and December 31, 2008 respectively:

2004 Stock Plan
	Amount of shares	Weighted average exercise price

Outstanding at January 1, 2009	1,979,500	$0.71
Options Granted	-	-
Options Exercised	-	-
Options Canceled	(1,979,500)	0.71
Options Outstanding at December 31, 2009	-	$-
Options Exercisable at December 31, 2009	-	$-

2004 Stock Plan
	Amount of shares	Weighted average exercise price

Outstanding at January 1, 2008	2,379,500	$0.73
Options Granted	-	-
Options Exercised	-	-
Options Canceled	(400,000)	0.84
Options Outstanding at December 31, 2008	1,979,500	$0.73
Options Exercisable at December 31, 2008	1,754,496	$0.67

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $0 and $152,741 was recognized for the years ended December 31, 2009 and 2008, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 –  STOCK OPTION PLAN (Continued)

Employee stock options outstanding and exercisable under this plan as of December 31, 2008 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price
$.001 - $0.99	1,321,250	$0.54	0.8	1,321,247	$0.54
$1.00 - $2.00	658,250	$1.04	2.2	433,250	$1.05

The following represented the key vesting time frames and general terms included in the stock option plans for the Company Executives:

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

The Company uses the Black-Scholes pricing model to estimate the fair value of warrants issued. The resulting cost was expensed as a cost of financing.

TRYCERA FINANCIAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 – GOING CONCERN

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

NOTE 9 –  SUBSEQUENT EVENTS

On March 10, 2010, the Company entered into a new consulting agreement with Newport Coast Securities, Inc., which replaced any and all prior agreements by and between the parties.

On February 26, 2010, the Company retained new counsel for corporate legal matters.  The Company is now represented by Sommer & Schneider LLP based in Garden City, New York.

On February 25, 2010, the Company issued an aggregate of 40,000,000 shares of its Common Stock to three unaffiliated entities upon the conversion of an aggregate of $10,000 of outstanding indebtedness.  The lenders acquired and assisted in the settling of a $40,000 arbitration award and this debt had been outstanding since 2007.  The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders to tack back to the date of the debt which was more than two years prior to issuance.

On February 24, 2010, we issued 175,000,000 shares of our common stock each to Ray A. Smith, the Company’s CEO, President and Director and Bryan Kenyon, the Company’s Chief Financial Officer and Chairman in consideration for the shares both Messrs. Smith and Kenyon forgave $100,000 each of accrued salary, loans and other monies advanced on the Company’s behalf by both Mr. Smith and Mr. Kenyon.

On February 23, 2010 Mr. Matthew Richards was elected to the Company’s board of directors to fill the vacancy resulting from Mr. Vance’s resignation. On that same date, Mr. Bryan Kenyon our Chief Financial Officer and director was elected to replace Mr. Vance as our Chairman and Mr. Ray Smith our CEO, President and a Director was appointed the Company’s Secretary.

On February 23, 2010, our board of directors accepted the resignation of Ronald N. Vance as our Chairman of the Board and member of our board of directors. There was no disagreement on any matter relating to the Company’s operations, policies or practices, nor was Mr. Vance removed for cause.

Exhibits

The following exhibits are filed with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	8-K	000-30872	3.1	11/6/09
3.2	Current Bylaws	10-QSB	000-30872	3.2	8/16/04
4.1	Form of Common Stock Certificate	10-SB	000-30872	4.1	7/ 21/00
4.2	2004 Stock Option/Stock Issuance Plan *	8-K	000-30872	4.2	5/ 13/04
4.3	Grant of Stock Option Form used pursuant to the 2004 Stock Option/Stock Issuance Plan	10-KSB	000-30872	4.3	4/ 7/06
4.4	Form of Series A Common Stock Purchase Warrant, as amended	10-KSB	000-30872	4.6	4/ 7/06
4.5	Form of Series B Common Stock Purchase Warrant	10-KSB	000-30872	4.7	4/ 7/06
4.6	Description of Registration Rights for investors in offerings dated September 20, 2005, and January 3, 2006	10-KSB	000-30872	4.8	4/ 7/06
10.1	Employment Agreement with Ray A. Smith	10-QSB	000-30872		11/16/09
10.2	Consulting agreement with Balius Consulting Group, LLC	10-K	000-30872		04/15/09
10.3	Engagement Agreement with Ronald N. Vance	10-K	000-30872		04/15/09
10.5	Employment Agreement with Bryan Kenyon	10-QSB	000-30872		11/16/09
14.1	Code of Ethics	8-K	000-30872	14.1	8/ 26/04
31.1	Rule 13a-14(a) Certification by Principal Financial Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trycera Financial, Inc.

Date: April 14, 2010	By:	/s/ Ray A. Smith
Ray A. Smith
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 14, 2010	/s/ Matt Richards
Matt Richards, Director

Date: April 14, 2010	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: April 14, 2010	/s/ Bryan Kenyon
Bryan Kenyon, CFO (Principal Financial and Accounting Officer)

48