Form 10-Q
period 2010-03-31
Trycera Financial, Inc.
filed 2010-05-21
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                                         to

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5230 E. Hunter Avenue, Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)

(714) 779-5700
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

At May 11, 2010, there were 445, 836,445 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

Trycera Financial, Inc.
Consolidated Balance Sheets

	March	December
	31, 2010	31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$8,429	$-
Prepaid expenses and other current assets	6,553	-
Total Current Assets	14,982	-

Total Assets	$14,982	$-

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$1,144
Accounts payable	289,108	288,760
Accounts payable - related parties	126,530	209,787
Portfolio reserves	34,774	34,774
Accrued expenses	209,489	342,003
Unsecured notes	77,948	-
10% unsecured note - related party	18,500	26,000
10% senior secured notes	77,500	77,500

Total Current Liabilities	833,849	979,968

Long-term Liabilities
10% Unsecured Convertible Note	91,792	-
Total Long-term Liabilities	91,792	-

Total Liabilities	925,641	979,968

Commitments	-	-

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at$.001 par value; 445,851,446 and 44,301,446 shares issued and outstanding, respectively	445,851	44,301
Additional paid in capital	6,117,081	5,743,147
Prepaid stock compensation	(299,750)	(330,083)
Accumulated deficit	(7,173,841)	(6,437,333)
Total Stockholders’ Deficit	(910,659)	(979,968)
Total Liabilities & Stockholders’ Deficit	$14,982	$-

The accompanying notes are an integral part of these condensed financial statements.

Trycera Financial, Inc.
(Unaudited) Consolidated Statements of Operations

	For the 3 Months Ended
	March	March
	31, 2010	31, 2009

Revenues
Stored value	$150	$87
	150	87

Cost of Sales	161	-
Gross Profit	(11)	87

Expenses
Salaries and wages	129,230	-
Professional fees	35,261	42,123
General & administrative	607,882	2,031

Total Expenses	772,373	44,154

Loss from Operations	(772,384)	(44,067)

Other Income (Expense)
Interest income	-	-
Interest expense	(4,124)	(1,937)
Other income (expense)	40,000	-
Total Other Income (Expense)	35,876	(1,937)

Loss before tax	(736,508)	(46,004)
Income tax	-	-
Net Loss	$(736,508)	$(46,004)

Basic loss Per Share:

Loss per share	$(736,508)	$(46,004)
Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares	204,763,111	9,694,302

The accompanying notes are an integral part of these condensed financial statements.

Trycera Financial, Inc.
(Unaudited) Consolidated Statements of Cash Flows

	For the 3 Months Ended
	March	March
	31, 2010	31, 2009

Cash Flows from Operating Activities
Net Loss	$(736,508)	$(46,004)
Adjustments to reconcile net loss to net cash used by operations;
Amortization of prepaid stock compensation	30,333	-
Amortization of discount on note payable	226	-
Stock issued for services	767,050	-
(Increase) decrease in prepaid and other current assets	(6,553)	-
Increase (decrease) in accounts payable	(8,961)	43,991
Increase (decrease) in accrued expenses	(132,514)	1,895
Net Cash Used by Operating Activities	(86,927)	(118)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Decrease in bank overdraft	(1,144)	-
Proceeds from issuance of 10% Convertible note	100,000	-
Payment of 10% unsecured note	(7,500)	-
Proceeds from unsecured note	4,000	-
Net Cash Provided by Financing Activities	95,356	-

Net Increase (Decrease) in Cash and Cash Equivalents	8,429	(118)

Cash and Cash Equivalents at Beginning of Period	-	263

Cash and Cash Equivalents at End of Period	$8,429	$145

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$767,050	$-

Promissory note issued for accounts payable	$73,948	$-

The accompanying notes are an integral part of these condensed financial statements.

Trycera Financial, Inc.
Notes to Condensed Financial Statements
March 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

	For the 3 Months Ended
	March	March
	31, 2010	31, 2009
	(unaudited)	(unaudited)
Basic loss per share
Net loss (numerator)	$(736,508)	$(46,004)
Weighted average shares (denominator)	204,763,111	9,694,302

Per share amount	$(0.00)	$(0.00)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  There are no options outstanding under the plan as of  March 31, 2010 and March 31, 2009, respectively:

Trycera Financial, Inc.
Notes to Condensed Financial Statements
March 31, 2010

NOTE 3 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has minimal cash on hand and few material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding, grow revenues organically through new program launches and marketing campaigns and/or a profitable business venture to acquire or merge.

NOTE 4 – SIGNIFICANT TRANSACTIONS

On February 24, 2010 the principal officers and key management (Messrs Smith and Kenyon) each received 175,000,000 shares of common stock of the Company.  The shares were provided for payment for services from October 1, 2009 until February 28, 2010, a period which covers $100,000 in accrued wages for each Messrs Smith and Kenyon. The value of the shares was determined to be $0.011 per share or $3,850,000. The excess of the value of the shares  issued over the value of the debt converted is $3,650,000 and has been  recorded as a reduction of additional paid-in-capital.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second half of 2009, the Company has begun operations.  The core focus of the restarted operations is marketing financial products and services.  As a result, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs and alternative personal financial solutions.  In efforts to support the restarted operations and to deliver organic revenue, the Company executed an agreement with a new bank and turnkey prepaid card program manager, Central National Bank.  By contracting with Central National Bank Freedom, the Company is moving to provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company throughout the first quarter of 2010 has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations with several businesses to implement the turnkey solution provided by our banking partner.  While new agreements are in place, it is too early and thus, indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in restarting, marketing and launching new network branded prepaid card programs and supporting the operations.

Recent Developments

For the first quarter ending March 31, 2010, all primary operational efforts have been prioritized and focused on entering into new operating agreements and marketing products and services in support of continued operations.  At the start of the first quarter, the Company focused on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  The Company had previously executed agreements to operate under a new banking partnership, a new processor relationship and a leading retail load network.

By working closely with Central National Bank, management believes we will be able to offer a predictable low cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will align cardholders with a suite of financial tools that include personal budgeting tools, online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  Currently in the first quarter of 2010 the Company has one program being marketed, a network branded payroll card being distributed via a commissioned sales force.  In addition, throughout the first quarter the Company has worked to develop a customized payroll program for a leading private retail group in the western United States.  We anticipate launching this program in the late part of the second quarter of 2010 or early in the third quarter of 2010.  This customized payroll program represents potential organic revenue opportunities to the Company.

A number of initiatives undertaken by the Company have taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements and lengthening approval timeframes all contributed to slower than planned marketing and product rollouts.  The Company expects that organic revenues generated in the coming quarters will allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the first quarter of 2010:

On March 5, 2010, the Company notified a strategic partner Credit Reporting Services Corporation, that we were terminating our existing agreement.  The termination positions the Company to renegotiate future agreements and provides flexibility for competing and non-exclusive arrangements.

On February 26, 2010, the Company’s securities legal counsel, Ronald N. Vance, resigned from the Company.  The required disclosures were made under Form 8-K and filed with the Securities and Exchange Commission.

On February 25, the Company also resolved an outstanding $40,000 arbitration debt under a debt conversion agreement with Triple Crown.  Under this agreement, the arbitration award was paid jointly to the recipient (Transfers4Less) by Triple Crown and the Company’s insurance provider.  Triple Crown was issued 40,000,000 shares to it and its successors and designees as compensation for converting and satisfying that debt.

On February 24, 2010 the principal officers and key management (Messrs Smith and Kenyon) each received 175,000,000 shares of common stock of the Company.  The shares were provided for payment for services from October 1, 2009 until February 28, 2010, a period which covers $100,000 in accrued wages for each Messrs Smith and Kenyon.

On February 23, 2010, Matthew Richards accepted an offer to join the Board of Directors of the Company.  Matthew Richards is a national trainer, public speaker and educator. For 27 years, Mr. Richards has been a business and marketing consultant and a real estate investor. Mr. Richards is currently working with Knowledge to Wealth, Inc. (K2W) teaching and promoting financial literacy seminars which help individuals learn how to invest in real estate, start a new business, implement government grant programs, boost their credit profile and improve their leadership skills through personal development and coaching.

Throughout the first quarter of 2010, the Company continued to negotiate with key vendors and prior service providers.  A substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  It is expected that cash payments will be made in the second or third quarter to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2010.

Results of Operations

For the three months ended March 31, 2010

In the first quarter of 2010 we were restarting operations and thus realized no material revenues.  As a result there was a drop of 100% over the first quarter 2009 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2009 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2008 and 2009.

Revenue

Revenue from continuing operations was $150 and $87 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $63 or effectively 72%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $161 and $0 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $161 or 100%.  The increase was attributed to the typical costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was ($11) and $87 for the quarters ended March 31, 2010 and 2009, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $772,373 and $44,154 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $ 728,219 or 1,650%.  The components of our first quarter 2010 operating expense are salaries and wages (17%) professional fees (4%) and general and administrative (79%).

Salaries and wages expense were $129,230 and $0 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $129,230 or 100%. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms. During the first quarter, the two key management employees, Messrs Smith and Kenyon agreed to non cash payments for accrued wages of $100,000 each.  These non cash payments covered the period of October 1, 2009 through February 28, 2010.  The compensation provided was 175,000,000 common shares of Company stock per employee.

General and administrative expenses were $607,882 and $2,031 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $605,851 or 29,830%.  The increase resulted largely from the fact the Company has paid several vendors $564,300 in the form of stock, such stock being valued at $.011 and $.035 per share.

Other income

        As previously stated, on February 25, the Company also resolved an outstanding $40,000 arbitration debt under a debt conversion agreement with Triple Crown.  Under this agreement, the arbitration award was paid jointly to the recipient (Transfers4Less) by Triple Crown and the Company’s insurance provider.  The Company has shown the insurance settlement as other income.

Net loss

We incurred net losses of $736,508 and $46,004 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase in net loss of $690,504 or 1501%.  As we continue to seek restarted operations, organic growth in conjunction with strategic alternatives and a reverse acquisition or merger opportunity, we expect gross profit margins and the losses to ease when 2011 is compared to 2010.

Liquidity and Capital Resources

As of March 31, 2010, cash totaled $8,429 as compared with an overdraft at December 31, 2009, resulting in an increase of $8,429 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with new debt.  In the three months ended March 31, 2010, we used $86,927 of cash in operations.  For the comparable period in the prior year we used $118 of cash in operations.

Working capital was ($818,867) at March 31, 2010, as compared with working capital of ($979,968) at December 31, 2009.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2010, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

ASC 718-10 (formerly FAS 123R Share-Based Compensation) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award.  Currently, the Company uses the revised fair value method of ASC 718-10 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation including options, using the fair value based method.

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2010:

On May 4, 2010, the Company terminated all agreements by and between the Company and Newport Coast Securities.  Newport Coast Securities had been providing consulting and advisory services, but both parties agreed to mutually terminate the agreements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4T.                      Controls and Procedures

Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company is planning to add more internal control related functions, such as more personnel, audit committee, etc, once the company begin to show organic growth.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been several changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Specific changes include (but are not limited to):

▪	Addition of independent Board Member for oversight and independence;
▪	Planned addition of personnel when Company expands;
▪	Re-implementation of Company audit committee.

PART II
OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

The Company continues to receive demands for payments from creditors.  The Company has insufficient funds to defend these actions or to pay the creditors.  However, management has been proactive to reach out to most vendors and creditors in an attempt to negotiate or resolve outstanding debt.  In addition, the Company is proactively working with interested third parties to convert debt on behalf of the Company.  Converted debt notifications will be filed on Form 8-K with the Securities and Exchange Commission.  Separately, Management anticipates that if the Company is unable to settle these claims, the Company may be dissolved.

ITEM 1A.       RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended December 31, 2009 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 31, 2010 to the risk factors discussed in the periodic report noted above.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None

ITEM 3.       DEFAULTS UPON SENIOR DEBT

    None

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.        OTHER INFORMATION

        None

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

Trycera Financial, Inc.

Date: May 17, 2010	By:	/s/ Ray Smith
Ray Smith, President
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)