Form 10-Q
period 2010-06-30
Trycera Financial, Inc.
filed 2010-08-23
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to                      .

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

Large accelerated filer  ☐                                                                                                                                              Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                                                                                                                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

At August 13, 2010, there were 451,651,446 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Trycera Financial, Inc.
Consolidated Balance Sheets
	June	December
	30, 2010	31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$36,549	$-
Prepaid expenses and other current assets	345,731	-
Total Current Assets	382,280	-

Total Assets	$382,280	$-

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$1,144
Accounts payable	245,803	288,760
Accounts payable - related parties	176,230	209,787
Portfolio reserves	34,774	34,774
Accrued expenses	335,565	342,003
Unsecured notes, net of discount	90,848	-
10% unsecured note - related party	-	26,000
Senior Secured Notes	77,500	77,500
Debt conversion liability	370,500	-

Total Current Liabilities	1,331,220	979,968

Long-term Liabilities
10% Unsecured Convertible Notes	95,343	-
Total Long-term Liabilities	95,343	-

Total Liabilities	1,426,563	979,968

Commitments	-	-

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 451,651,446 and 44,301,446 shares issued and outstanding, respectively	451,651	44,301
Additional paid in capital	6,221,280	5,743,147
Prepaid stock compensation	(266,438)	(330,083)
Accumulated deficit	(7,450,776)	(6,437,333)
Total Stockholders’ Deficit	(1,044,283)	(979,968)
Total Liabilities & Stockholders’ Deficit	$382,280	$-

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
(Unaudited) Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2010	30, 2009	30, 2010	30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored value	$150	$-	$300	$87
	150	-	300	87

Cost of Sales	-	-	316	-
Gross Profit	150	-	(16)	87

Expenses
Salaries and wages	129,230	-	258,460	-
Professional fees	15,250	48,721	50,511	90,844
General & administrative	95,004	1,356	702,886	3,387

Total Expenses	239,484	50,077	1,011,857	94,231

Loss from Operations	(239,334)	(50,077)	(1,011,873)	(94,144)

Other Income (Expense)
Interest income	-	-	-	-
Interest expense	(37,446)	(2,424)	(41,570)	(4,361)
Other income (expense)	-	2,949	40,000	2,949
Total Other Income (Expense)	(37,446)	525	(1,570)	(1,412)

Loss before tax	(276,780)	(49,552)	(1,013,443)	(95,556)
Income tax	-	-	-	-
Net Loss	$(276,780)	$(49,552)	$(1,013,443)	$(95,556)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares	447,680,017	9,694,302	326,892,606	9,694,302

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
(Unaudited) Consolidated Statements of Cash Flows

	For the Six Months Ended
	June	June
	30, 2010	30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(1,013,443)	$(95,556)
Adjustments to reconcile net loss to net cash used by operations;
Amortization of prepaid stock compensation	63,645	-
Amortization of discount on note payable	22,677	-
Stock issued for services	777,049	-
(Increase) decrease in prepaid and other current assets	(345,731)	-
Increase (decrease) in accounts payable	(2,566)	58,331
Increase (decrease) in accrued expenses	(6,438)	4,319
Net Cash Used by Operating Activities	(504,807)	(32,906)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	100,000
Decrease in bank overdraft	(1,144)	-
Proceeds from issuance of unsecured notes	474,500	34,000
Payment of unsecured note	(32,000)	-
Proceeds from unsecured note
Net Cash Provided by Financing Activities	541,356	34,000

Net Increase (Decrease) in Cash and Cash Equivalents	36,549	1,094

Cash and Cash Equivalents at Beginning of Period	-	263

Cash and Cash Equivalents at End of Period	$36,549	$1,357

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services and deferred compensation	$779,604	$-

Promissory notes issued for accounts payable	$73,948	$-

Promissory note issued for prepaid services	$340,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

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
The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

	For the Three Months Ended		For the Six Months Ended
	June	June	June	June
	30, 2010	30, 2009	30, 2010	30, 2009
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)
Basic loss per share
Net loss (numerator)	$(276,780)	$(49,552)	$(1,013,443)	$(95,556)
Weighted average shares (denominator)	447,680,017	9,694,302	326,892,606	9,694,302

Per share amount	$(0.00)	$(0.01)	$(0.00)	$(0.01)

NOTE 2 – STOCK OPTION PLAN

    On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.
The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%)
per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  There are no options outstanding under the plan as of June 30, 2010 and June 30, 2009, respectively.

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

    On May 25, 2010 the Company entered into a contract for services with Quest Capital Markets, Inc. As part of the contract Quest Capital Markets, Inc. received a note payable. This note contained the right to convert the unpaid balance with accrued interest into shares of common stock of the Company at par value. Since the total beneficial conversion liability is limited to the amount of the proceeds allocated to the convertible instrument a “debt conversion liability” account has been established in the amount of $240,000. The related beneficial conversion feature will be amortized over the life of the note.

    On May 25, 2010 the Company borrowed $10,500 from Quest Capital Markets, Inc. As part of the contract Quest Capital Markets, Inc. received a note payable. This note payable contained the right to convert the unpaid balance with accrued interest into shares of common stock of the Company at par value. Since the total beneficial conversion liability is limited to the amount of the proceeds allocated to the convertible instrument a “debt conversion liability”
account has been established in the amount of $10,500. The related beneficial conversion feature will be amortized over the life of the note.

    On June 15, 2010 the Company entered into a contract for services with JPA Capital. As part of the contract JPA Capital received a note payable. This note contained the right to convert the unpaid balance with accrued interest into shares of common stock of the Company at par value. Since the total beneficial conversion liability is limited to the amount of the proceeds allocated to the convertible instrument a “debt conversion liability” account has been established in the amount of $120,000. The related beneficial conversion feature will be amortized over the life of the note.

NOTE 5 – SUBSEQUENT EVENTS

    The Company has evaluated subsequent events for the period of June 30, 2010 through the date the financial statements were issued, and concluded, that there were no events or transactions during this period that required recognition or disclosure in its condensed financial statements.

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

    On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second half of 2009, the Company has begun operations.  The core focus of the restarted operations is marketing financial products and services.  As a result, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs and alternative personal financial solutions.  In efforts to support the restarted operations and to deliver organic revenue, the Company executed an agreement with a new bank and turnkey prepaid card program manager, Central National Bank.  By contracting with
Central National Bank, the Company is moving to provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company throughout the first quarter of 2010 has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun
entering into operating agreements and continued negotiations with several businesses to implement the turnkey solution provided by our banking partner.  While new agreements are in place, it is too early and thus, indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in restarting, marketing and launching new network branded prepaid card programs and supporting the operations.

Recent Developments

    For the second quarter ending June 30, 2010, all primary operational efforts have been prioritized and focused on entering into new operating agreements and marketing products and services in support of continued operations.
In continuing with the direction outlined in the first quarter, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  The Company had previously executed agreements to operate under a new banking partnership, a new processor relationship and a leading retail load network.

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

    In further support of continued operations, the company made a number of material changes to its operations in the second quarter of 2010:

    On June 15, 2010, the Company entered into a twelve month consulting agreement with JPA Capital, LLC, with an automatic renewal of one year if not cancelled.  This agreement was put in place to assist the Company with public relations and corporate communications to more fully communicate with the Company’s investors and the investment community.  The Company has agreed to compensate the consultant $10,000 per month.  Subsequently, the
Company entered into a convertible debenture to ensure payment of the agreement.  (see Note 4)

    On June 15, 2010, the Company entered into a Convertible debenture for $120,000, due on demand, bearing interest at 10% per annum.  The note is due on or before June 15, 2011.  The debenture contains a provision for conversion at the holder’s option including accrued interest into the Company’s common stock at a conversion price equal to $0.001.  The related beneficial conversion feature will be amortized over the life of the note.

    On June 9, 2010, the Company entered into a consulting agreement with Island Financial Solutions.  The purpose of the agreement is to expand prepaid card opportunities and alternative payment platforms across a broad region outside of the United States.

    On May 27, 2010, the Company entered into a call center agreement with Globe Wired.  As our outsourced call center provider Globe Wired shall be responsible for all inbound service calls and all outbound targeted marketing in conjunction with personal financial services offerings.

    On May 25, 2010, the Company entered into a twenty-four month consulting service agreement with Quest Capital Markets, Inc.  The Company will be utilizing Quest’s contacts and business experience to help secure funding and assist with any potential mergers/acquisitions.  The Company has agreed to compensate the consultant $10,000 per month.  Subsequently, the Company entered into a convertible debenture to ensure payment of the agreement.
(see Note 4)

    On May 25, 2010, the Company entered into a Convertible debenture for $240,000, due on demand, bearing interest at 10% per annum.  The note is due on or before May 25, 2012.  The debenture contains a provision for conversion at the holder’s option including accrued interest into the Company’s common stock at a conversion price equal to $0.001.  The related beneficial conversion feature will be amortized over the life of the note.

    On May 22, 2010, the Company entered into a convertible promissory grid note bearing interest at the rate of 8% per annum.  The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement.  The note contains a provision for the conversion at the holder’s option including accrued interest, into the Company’s common stock at a conversion price equal to $0.001.  The principal amount of the note at May 22, 2010 is $10,500. The related beneficial conversion feature will be amortized over the life of the note.

    On May 14, 2010, the Company terminated all prior agreements by and between Newport Coast Securities and the Company.  The Company is seeking strategic advice from other parties and the termination was deemed mutual.

    On April 9, 2010 the Company entered into a Services Agreement with the National Organizations for the Advancement of Haitians “NOAH”.  The agreement covers in principal, all efforts to distribute prepaid cards and raise payment history awareness with the groups and individuals affiliated with NOAH.

    Throughout the first and second quarters of 2010, the Company continued to negotiate with key vendors and prior service providers.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has recently been in contact with certain principals as listed above.  It is expected that cash payments or alternative arrangements will be made in the third or fourth quarters to mitigate any languishing liabilities to those particular parties.
Key Accounting Policies

    Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2010.

Results of Operations

For the Three months ended June 30, 2010

    In the quarter ended June 30, 2010 we were restarting operations and thus realized no material revenues.  There was no income in the corresponding period ended June 30, 2010.

Revenue

    Revenue from continuing operations was $150 and $0 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase of $150.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

    Cost of sales was $0 and $0 for the quarters ended June 30, 2010 and 2009, respectively. There was no active business in both periods.

    The resulting gross profit (loss) was $150 and $0 for the quarters ended June 30, 2010 and 2009, respectively.  Management expects gross profit margin to be unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

    Operating expenses were $239,484 and $50,077 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase of $189,407 or 378%.  The components of our first quarter 2010 operating expense are salaries and wages (53%) professional fees (6%) and general and administrative (41%).

    Salaries and wages expense were $129,230 and $0 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase of $129,230 or 100%. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

    General and administrative expenses were $95,004 and $1,356 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase of $93,648 or 6,900%.  The increase resulted largely from the fact the Company has paid several vendors in the form of stock and has commenced operations adding insurance and other overhead expenses as required.

Net loss

    We incurred net losses of $276,780 and $49,552 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase in net loss of $227,228 or 459%.  As we continue to seek restarted operations, organic growth in conjunction with strategic alternatives and a reverse acquisition or merger opportunity, we expect gross profit margins and the losses to ease when 2011 is compared to 2010.

For the Six months ended June 30, 2010

    In the quarter ended June 30, 2010 we were restarting operations and thus realized no material revenues.  There was no income in the corresponding period ended June 30, 2010.

Revenue

    Revenue from continuing operations was $300 and $87 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $213.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

    Cost of sales was $316 and $0 for the six months ended June 30, 2010 and 2009, respectively. There was no active business in both periods.

    The resulting gross profit (loss) was ($16) and $87 for the six months ended June 30, 2010 and 2009, respectively.  Management expects gross profit margin to be unpredictable and volatile as the new operations begin.
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

Operating Expenses

    Operating expenses were $1,011,857 and $94,231 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $917,626 or 974%.  The components of our six months ended June 30, 2010 operating expense are salaries and wages (25.5%) professional fees (5.0%) and general and administrative (69.5%).

    Salaries and wages expense were $258,460 and $0 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $258,460 or 100%. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.  During the first quarter, the two key management employees, Messrs Smith and Kenyon agreed to non cash payments for accrued wages of $100,000 each.  These non cash payments covered the period of October 1, 2009 through February 28, 2010.  The compensation provided was 175,000,000 common shares of Company stock per employee.

    General and administrative expenses were $702,886 and $3,387 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase of $699,499 or 20,652%. The increase resulted largely from the fact the Company has paid several vendors in the form of stock and has commenced operations adding insurance and other overhead expenses as required.

Other income

    As previously stated, on February 25, the Company also resolved an outstanding $40,000 arbitration debt under a debt conversion agreement with Triple Crown.  Under this agreement, the arbitration award was paid jointly to the recipient (Transfers4Less) by Triple Crown and the Company’s insurance provider.  The Company has shown the insurance settlement as other income.

Net loss

    We incurred net losses of $1,013,443 and $95,556 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase in net loss of $917,887 or 961%.  As we continue to seek restarted operations, organic growth in conjunction with strategic alternatives and a reverse acquisition or merger opportunity, we expect gross profit margins and the losses to ease when 2011 is compared to 2010.

Liquidity and Capital Resources

    As of June 30, 2010, cash totaled $36,549 as compared with an overdraft of $1,144 at December 31, 2009, resulting in an increase of $37,693 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with new convertible debt and the issue of common stock. In the six months ended June 30, 2010, we used $504,808 of cash in operations.  For the comparable period in the prior year we used $32,906 of cash in operations.

    Working capital was ($948,940) at June 30, 2010, as compared with working capital of ($979,968) at December 31, 2009.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

Off-Balance Sheet Arrangements

    During the quarter ended June 30, 2010, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

    "On June 30, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a
replacement of FASB Statement No. 162. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research."

    "This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in
FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. This standard creates Topic 105, Generally Accepted Accounting Principles, in FASB ASC."

    "FASB Statement No. 168 is the final standard that will be issued by FASB in that form.  It was added to FASB ASC through Accounting Standards Update No. 2009-02 on June 30, 2009.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  Instead, FASB will issue Accounting Standards Updates.  FASB will not consider Accounting Standards Updates as authoritative in their own right.  Instead, they will serve only to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on changes made to FASB ASC."

    "FASB ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles (GAAP) by providing the authoritative literature in a topically organized structure.  FASB ASC disassembled and reassembled thousands of nongovernmental accounting pronouncements (including those of FASB, the EITF, and the AICPA) to organize them under approximately 90 topics and include all accounting standards issued by a standard setter within levels A-D of the current U.S. GAAP hierarchy.  FASB ASC also includes relevant portions of authoritative content issued by the
SEC, as well as selected SEC staff interpretations and administrative guidance issued by the SEC; however, FASB ASC is not the official source of SEC guidance and does not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Moreover, FASB ASC does not include governmental accounting standards.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC."

Subsequent Events

    The following material events occurred subsequent to the quarter ended June 30, 2010:

      On July 19, 2010, the Company became an official affiliate marketer of Lower My Bills.

         On July 21, 2010, the Company became a marketing affiliate for myFICO.

    Both of these products help the Company’s position of creating awareness about personal finances and the importance of continually monitoring personal financial transactions,

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Internal Control Over Financial Reporting

    With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K
for the year ended December 31, 2009 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 31, 2010 to the risk factors discussed in the periodic report noted above.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.    DEFAULTS UPON SENIOR DEBT

    None

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

    None

ITEM 6.    Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2	Certification pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: August 23, 2010	By:	/s/ Ray Smith
Ray Smith, President
(Principal Executive Officer)

Date: August 23, 2010	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)