Form 10-Q/A
period 2010-03-31
Trycera Financial, Inc.
filed 2010-10-07
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                                         to

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18200 Von Karman Ave, Suite 850, Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)

(949) 263-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At May 11, 2010, there were 445,836,445 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

TRYCERA FINANCIAL, INC.

EXPLANATORY NOTE: The Company is amending its Form 10-Q for the quarter ended March 31, 2010 to remove the check mark regarding the Company’s status as a shell company.  The Company inadvertently checked the wrong box, in management’s opinion the Company is not nor has it ever been a shell company as that term is defined by the Securities and Exchange Commission.

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

Trycera Financial, Inc.

Date: October 7, 2010	By:	/s/ Ray Smith
Ray Smith, President
(Principal Executive Officer)

Date: October 7, 2010	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)