Form 10-Q
period 2010-09-30
Trycera Financial, Inc.
filed 2010-11-15
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  _______________ to _______________

Commission File Number: 000-30872

TRYCERA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18200 Von Karman Ave, Suite 850, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 263-1800
(Registrant’s telephone number, including area code)

5230 E. Hunter Avenue,  Anaheim, California, 92807
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

At November 3, 2010, there were 451, 836,445 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

Trycera Financial, Inc.
Consolidated Balance Sheets

	September	December
	30, 2010	31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$18,057	$-
Prepaid expenses and other current assets	282,321	-
Total Current Assets	300,378	-

Property & Equipment, net	13,687	-
Total Fixed Assets	13,687	-

Other Assets
Deposits	6,711	-
Total Other Assets	6,711	-

Total Assets	$320,776	$-

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$1,144
Accounts payable	255,867	288,760
Accounts payable - related parties	169,730	209,787
Portfolio reserves	34,774	34,774
Accrued expenses	444,697	342,003
Unsecured notes	131,473	-
10% unsecured note - related party	-	26,000
Senior Secured Notes	77,500	77,500
Debt conversion liability	370,500	-

Total Current Liabilities	1,484,541	979,968

Long-term Liabilities
10% Unsecured Convertible Notes	201,151	-
Total Long-term Liabilities	201,151	-

Total Liabilities	1,685,692	979,968

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized,
$.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at
$.001 par value; 451,851,446 and 44,301,446 shares
issued and outstanding, respectively	451,851	44,301
Additional paid in capital	6,734,391	5,743,147
Prepaid stock compensation	(728,107)	(330,083)
Accumulated deficit	(7,823,051)	(6,437,333)
Total Stockholders’ Deficit	(1,364,916)	(979,968)
Total Liabilities & Stockholders’ Deficit	$320,776	$-

The accompanying notes are an integral part of these condensed financial statements.

Trycera Financial, Inc.
(Unaudited) Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2010	30, 2009	30, 2010	30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Stored value	$137	$50	$437	$137
	137	50	437	137

Cost of Sales	385	-	701	-
Gross Profit	(248)	50	(264)	137

Expenses
Salaries and wages	129,834	-	388,294	-
Professional fees	22,056	86,973	72,567	177,817
General & administrative	138,599	2,257	841,485	5,644

Total Expenses	290,489	89,230	1,302,346	183,461

Loss from Operations	(290,737)	(89,180)	(1,302,610)	(183,324)

Other Income (Expense)
Interest expense	(81,538)	(2,787)	(123,108)	(7,148)
Other income (expense)	-	-	40,000	2,949
Total Other Income (Expense)	(81,538)	(2,787)	(83,108)	(4,199)

Loss before tax	(372,275)	(91,967)	(1,385,718)	(187,523)
Income tax	-	-	-	-
Net Loss	$(372,275)	$(91,967)	$(1,385,718)	$(187,523)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Shares	451,651,446	9,694,302	370,280,933	9,694,302

The accompanying notes are an integral part of these condensed financial statements.

Trycera Financial, Inc.
(Unaudited) Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September	September
	30, 2010	30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(1,385,718)	$(187,523)
Adjustments to reconcile net loss to net cash
used by operations;
Amortization of prepaid stock compensation	101,976	-
Amortization of discount on note payable	87,221	-
Stock issued for services	779,249	-
(Increase) decrease in prepaid and other current assets	(282,321)	-
(Increase) decrease in deposits/reserves	(6,711)	-
Increase (decrease) in accounts payable	998	145,845
Increase (decrease) in accrued expenses	102,694	7,656
Net Cash Used by Operating Activities	(602,612)	(34,022)

Cash Flows from Investing Activities
Acquisition of property and equipment	(13,687)	-
Net Cash Provided by Investing Activities	(13,687)	-

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	100,000	-
Decrease in bank overdraft	(1,144)	-
Proceeds from issuance of unsecured notes	574,500	34,000
Payment of unsecured note	(39,000)	-
Net Cash Provided by Financing Activities	634,356	34,000

Net Increase (Decrease) in Cash and Cash Equivalents	18,057	(22)

Cash and Cash Equivalents at Beginning of Period	-	263

Cash and Cash Equivalents at End of Period	$18,057	$241

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$1,279,249	$-

Promissory notes issued for accounts payable	$73,948	$-

Promissory note issued for prepaid services	$340,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	30, 2010	30, 2009	30, 2010	30, 2009
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)
Basic loss per share
Net loss (numerator)	$(372,275)	$(91,967)	$(1,385,718)	$(187,523)
Weighted average shares (denominator)	451,651,446	9,694,302	370,280,933	9,694,302

Per share amount	$(0.00)	$(0.01)	$(0.00)	$(0.02)

NOTE 2 – STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company’s common stock.  The maximum number of shares that may be optioned and sold under the plan is 10,000,000.  The plan became effective with its adoption and remains in effect for ten years, with options expiring ten years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date.  There are 500,000 and 0 options outstanding under the plan as of September 30, 2010 and December 31, 2009, respectively: There are no vested options as of  September 30, 2010 and December 31, 2009

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

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

On June 2, 2010 the Company issued 5,300,000 shares to an investor for $100,000 in cash.

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

During the nine months ended September 30, 2010 the Company has issued an additional 52,250,000 shares for consulting services and obligations.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2010 through the date the financial statements were issued, and concluded, that there were no events or transactions during this period that required recognition or disclosure in its condensed financial statements.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second half of 2009, the Company has begun operations.  The core focus of the restarted operations is marketing financial products and services.  Under initial restarted operations, the Company did not make plans to reinstate its previous program management status, and instead planned to rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  After reviewing the program managers and partnerships available, the Company has refocused its efforts on marketing financial products and services, but has also elected to pursue a program management path.  In addition to program management, the Company will focus on the marketing of network branded third party card programs and alternative personal financial solutions.  In efforts to support the restarted operations and to deliver organic revenue, the Company executed an agreement with a new bank and turnkey prepaid card program manager, Central National Bank.  By contracting with Central National Bank Freedom, the Company is moving to provide a network branded prepaid card to customers as a primary vehicle for delivering other financial products and services such as bill payment, payment reporting and online personal financial management tools. The Company throughout the first three quarters of 2010 has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun entering into operating agreements and continued negotiations with several businesses to implement the turnkey solution provided by our banking partner.  While new agreements are in place, it is too early and thus, indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in restarting, marketing and launching new network branded prepaid card programs and supporting the operations.

Recent Developments

For the third quarter ending September 30, 2010, all primary operational efforts have been prioritized and focused on entering into new operating agreements and marketing products and services in support of continued operations.  In continuing with the direction outlined in the first two quarters, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  The Company had previously executed agreements to operate under a new banking partnership, a new processor relationship and a leading retail load network.

By working closely with Central National Bank, management believes we will be able to offer a predictable low cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will align cardholders with a suite of financial tools that include personal budgeting tools, online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  Currently, the Company has one program being marketed, a network branded payroll card being distributed via a commissioned sales force.  In addition, throughout the first three quarters of 2010 the Company has worked to develop a customized payroll program for a leading private retail group in the western United States.  We anticipate launching this program during the fourth quarter of 2010.  This customized payroll program represents potential organic revenue opportunities to the Company.

In conjunction with continuing efforts to expand the operations, the Company spent time in the third quarter on recruiting industry experts to come work with the Company.  The individuals hired by the Company represent the key management and operators required to lead operating divisions within the Company. The newly created Credit Services Division is focused on payment reporting technologies and the impact of recurring prepaid debit transaction payments on consumers.  In order to establish direction for this new division, the Company sought out industry experts and made a key hire by appointing Michael Nathans to the role of President, Credit Services on September 17, 2010.  Mr. Nathans is a recognized expert in the fields of alternative credit and reporting and brings unique expertise to assist in building this division.

A number of initiatives undertaken during the third quarter by the Company have taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements and lengthening approval timeframes all contributed to slower than planned marketing as well as delays in generating organic revenues in the third quarter.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the third quarter of 2010:

On August 23, 2010, the Company entered into a lease agreement with the Irvine Company.  The agreement allows the Company to lease 3,400 feet of office space in Irvine, California.

On July 19, 2010, the Company became an official affiliate marketer of Lower My Bills.  By offering this service, the Company can assist cardholders and consumers and generate recurring revenue through this affiliate relationship.

On July 21, 2010, the Company became a marketing affiliate for myFICO.  This service allows cardholders and consumers to actively manage certain credit profiles and will allow the Company to generate recurring revenue opportunities.

On July 1, 2010, the Company canceled our existing call center agreement with Globe Wired.  The business case for the outsourced call center was not sustainable and thus the agreement was amicably terminated.

Throughout the first three quarters of 2010, the Company continued to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services to date.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has been in contact with certain principals as listed above during the third quarter.  It is expected that cash payments or alternative arrangements will be made in the fourth quarter or early in 2011 to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2010.

Results of Operations

For the three months ended September 30, 2010 and September 30, 2009

Revenue

Revenue from continuing operations was $137 and $50 for the quarters ended September 30, 2010 and 2009, respectively, representing an increase of $87 or effectively 174%. The increase in revenue was attributed to the commencement of pilot programs.

Cost of Sales and Gross Profit

Cost of sales was $385 and $0 for the quarters ended September 30, 2010 and 2009, respectively, representing an increase of $385 or 100%.  The increase was attributed to the typical costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was ($248) and $50 for the quarters ended September 30, 2010 and 2009, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $290,489 and $89,230 for the quarters ended September 30, 2010 and 2009, respectively, representing an increase of $201,259 or 226%.  The components of our first quarter 2010 operating expense are salaries and wages (45%) professional fees (8%) and general and administrative (47%).

Salaries and wages expense were $129,834 and $0 for the quarters ended September 30, 2010 and 2009, respectively, representing an increase of $129,834. The Company has three employees, each of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms. During the first quarter, the two key management employees, Messrs Smith and Kenyon agreed to non cash payments for accrued wages of $100,000 each.  These non cash payments covered the period of October 1, 2009 through February 28, 2010.  The compensation provided was 175,000,000 common shares of Company stock per employee.

General and administrative expenses were $138,599 and $2,257 for the quarters ended September 30, 2010 and 2009, respectively, representing an increase of $136,342 or 60,409%.  The increase resulted largely from the fact the Company has retained several vendors whose expense is approximately $90,000 per quarter.

Net loss

We incurred net losses of $372,275 and $91,967 for the quarters ended September 30, 2010 and 2009, respectively, representing an increase in net loss of $280,308 or 305%.  As we continue to seek restarted operations, organic growth in conjunction with strategic alternatives and a reverse acquisition or merger opportunity, we expect gross profit margins and the losses to ease when 2011 is compared to 2010.

Results of Operations

For the nine months ended September 30, 2010 and September 30, 2009

Revenue

Revenue from continuing operations was $437 and $137 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $300 or effectively 319%.  The increase in revenue was attributed to the commencement of pilot programs.

Cost of Sales and Gross Profit

Cost of sales was $701 and $0 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $701 or 100%.  The increase was attributed to the typical costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was ($264) and $137 for the nine months ended September 30, 2010 and 2009, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $1,302,346 and $186,461 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $1,115,885 or 598%.  The components of the nine months operating expense are salaries and wages (30%) professional fees (6%) and general and administrative (64%).

Salaries and wages expense were $388,294 and $0 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $388,294. The Company has three employees, each of whom have been working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms. During the nine months, the two key management employees, Messrs Smith and Kenyon agreed to non cash payments for accrued wages of $100,000 each.  These non cash payments covered the period of October 1, 2009 through February 28, 2010.  The compensation provided was 175,000,000 common shares of Company stock per employee.

General and administrative expenses were $841,485 and $5,644 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $835,841 or 148,094%.  The increase resulted largely from the fact the Company has retained several vendors  and paid them in the form of common stock of the Company which is valued at approximately $779,249.

Net loss

We incurred net losses of $1,385,718 and $187,523 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase in net loss of $1,198,195 or 639%.  As we continue to seek restarted operations, organic growth in conjunction with strategic alternatives and a reverse acquisition or merger opportunity, we expect gross profit margins and the losses to ease when 2011 is compared to 2010.

Liquidity and Capital Resources

As of September 30, 2010, cash totaled $18,057 as compared with an overdraft of $1,144 at December 31, 2010, resulting in an increase of $18,057 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with new convertible debt.  In the nine months ended September 30, 2010, we used $602,612 of cash in operations.  For the comparable period in the prior year we used $34,022 of cash in operations.

Working capital was ($1,184,163) at September 30, 2010, as compared with working capital of ($979,968) at December 31, 2010.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

The Company has collected a mix of equity investments and convertible note instruments to raise working capital for operations.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2010 in order to finance continued operations and to finance potential merger and/or acquisition investments.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2010, we did not engage in any off-balance sheet arrangements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been several changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2009 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended September 30, 2010 to the risk factors discussed in the periodic report noted above.

Item 2.      Unregistered Saeles of Equity Securities and Use of Proceeds

           None

Item 3.       Defaults Upon Senior Debt

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2010:

On October 25, 2010, the Company entered into an employment agreement with Kevin Goldstein.  Mr. Goldstein has been appointed to serve in the role as Chief Technology Officer (“CTO”).

On October 20, 2010, the Company entered into an employment agreement with Reiner Vanooteghem.  Mr. Vanooteghem has been appointed to serve in the role as Vice President of Sales.

On October 8, 2010, the Company entered into a services agreement with GSI  Hosting.  GSI Hosting provides infrastructure and back office technology and support in a secure environment for all of our credit and payment reporting platforms.

On October 5, 2010, the Company entered into a credit services agreement with Because We Are One/Harmony Card.  The agreement allows the Company to report payments and recurring transactions for Harmony cardholders who enroll into the payment reporting services.

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

Trycera Financial, Inc.

Date: November 15, 2010	By:	/s/ Ray Smith
Ray Smith, President
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)