Form 10-K
period 2010-12-31
Trycera Financial, Inc.
filed 2011-04-20
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 000-30872

Trycera Financial, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18200 Von Karman Ave, Suite 850, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (949) 263-1800.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒    No ☐       (2)  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At April 15, 2011, there were 456,436,445 shares of the registrant’s Common Stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2009

From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations during 2009, the Company began winding down its principal business operations and commenced a search for a new business venture.  At that time, the Company had no material assets or significant liabilities. Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter of fiscal 2010, the Company recommenced operations.  The core focus of the restarted operations is marketing prepaid card products, payment reporting products and a suite of financial products and services.  As a result, and at this time, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs that can adopt our payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we should be able to aggregate more payment reporting customers. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations for various arrangements and agreements.  While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in launching new opportunities, generating organic revenues and restarting the operations.

Recent Developments

In further support of continued operations, the company made a number of material changes to its operations throughout the 2010 fiscal year,including:

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

On April 9, 2010 the Company entered into a Services Agreement with the National Organizations for the Advancement of Haitians “NOAH”, the agreement covers in principal, all efforts to distribute prepaid cards and raise payment history awareness with the groups and individuals affiliated with NOAH.

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

On February 25, 2010 the Company also resolved an outstanding $40,000 arbitration debt under a debt conversion agreement with Triple Crown.  Under this agreement, the arbitration award was paid jointly to the recipient (Transfers4Less) by Triple Crown and the Company’s insurance provider.  Triple Crown was issued 40,000,000 shares to it and its successors and designees as compensation for converting and satisfying that debt.

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

Throughout all four quarters of 2010, the Company continued to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services to date.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has been in contact with certain principals as listed above during the last two quarters of 2010 and in the first quarter of 2011.  It is expected that cash payments or alternative arrangements will be made in the second quarter or third quarter of2011 to mitigate any languishing liabilities to those particular parties.

In conjunction with continuing efforts to expand the operations, the Company spent time in the third quarter on recruiting industry experts to come work with the Company.  The individuals hired by the Company represent the key management and operators required to lead operating divisions within the Company, the newly created Credit Services Division is focused on payment reporting technologies and the impact of recurring prepaid debit transaction payments on consumers.  In order to establish direction for this new division, the Company sought out industry experts and made a key hire by appointing Michael Nathans to the role of President, Credit Services on September 17, 2010.  Mr. Nathans is a recognized expert in the fields of alternative credit and reporting and brings unique expertise to assist in building this division.

During the fourth quarter, all primary operational efforts have been prioritized and focused on entering into new operating agreements, restarting operations and leveraging expertise via new hires in the alternative credit and reporting space.  At the start of the fourth quarter, the Company focused on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  We also continued progress and development on other marketing and sales channels with our banking partner, card issuer and program manager, Central National Bank.  While we did begin to distribute a limited number of payroll cards to customers during the fourth quarter of 2010, we anticipate marketing and launching a white label program to a broader customer base in the second quarter of 2011 and this program represents potential organic revenue opportunities to the Company.

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

During the course of 2010, a number of initiatives undertaken by the Company have taken longer than expected or anticipated.  Significant working capital and capital constraints coupled with key management time constraints, increasing regulatory requirements and lengthening approval timeframes all contributed to slower than planned marketing as well as material delays in generating organic revenues throughout the year.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.  However, there are no assurances that the company can or will be able to generate the necessary revenues to sustain the operations and there are no assurances that the Company will secure the necessary funds to operate long term.

The Company currently remains near insolvency but is seeking financing from various sources for which there is one commitment to provide us with such financing.  The Company believes that material changes to the recent trends in revenue are expected within the next one hundred eighty days. We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis and the President and CEO has been seeking short term loans for the Company in order to fulfill certain obligations related to audit, employee retention and operational functions.

Business of the Company

The Company operates in the prepaid debit card and prepaid payments space.  The Company intends to either seek an outside business venture or to raise funds to grow existing developmental operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

The Company will not restrict its search to any particular business, industry, or geographical location and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a) (1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

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

Competition

We function in a highly competitive and fragmented marketplace which we expect to become increasingly competitive in the future. In addition to the broad list of competitors described below there always remains the prospect of developing markets and new entrants that are unexpected and unforeseen given the changing competitive prepaid landscape.

 We compete against a broad range of well-funded and financially stable providers of general purpose reloadable (GPR) cards. We compete with banks that offer demand deposit accounts and network branded card issuers that offer credit cards, branded private label cards, rewards cards, payroll cards and gift cards. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and implement pricing policies that dissuade smaller companies from directly competing. In turn these larger companies may garner improved market share and may leverage economies unattainable by us. Primary competitors in the prepaid card and program management space include credit, debit and prepaid card issuers and prepaid card program managers and reload network operators like Green Dot, Netspend, AccountNow, PreCash, First Data, Western Union and MoneyGram.

We believe that the core competitive factors for the prepaid cards and program management space include:

•	widespread online, retail, mass merchant and niche channel distribution;

•	name brand recognition;

•	an ability to access and leverage third party reload networks;

•	broad compliance and regulatory expertise and capabilities;

•	cardholder service and support capabilities; and

•	consumer friendly pricing.

We recognize that we will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments to compete effectively and based on the core criteria, we believe that our primary products currently do not compete favorably with the competitors.

Employees

The Company currently has four full time equivalents, namely its President and CEO, Ray Smith, CFO and COO, Bryan Kenyon, President of Credit Services, Michael Nathans and CTO, Kevin Goldstein.  Management of the Company expects to use third party providers, consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage other full- time employees at this time.  The future need for employees and their availability will be addressed in connection with the organic growth of the business and /or the strategic acquisition of related or unrelated businesses.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

           The Company leases our administrative office and headquarters which are located at 18200 Von Karman Avenue, Suite 850, Irvine, CA  92614.  The Company may lease additional commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any additional facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

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

The Company has received erroneous demands from certain individuals related to compensation and shareholder interests.  As a result, the company has retained a law firm to protect our various interests and authorized various cease and desist orders to halt the dissemination of false and misleading information.

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
.

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

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009	First	$0.055	$0.015
	Second	$0.015	$0.014
	Third	$0.055	$0.014
	Fourth	$0.056	$0.06

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010	First	$0.10	$0.05
	Second	$0.06	$0.05
	Third	$0.09	$0.04
	Fourth	$0.11	$0.02

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

Holders

At April 9, 2011, the Company had 133 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Co., Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2010, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

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

During the first and second quarters of 2010 the Company issued 12,250,000 shares of our common stock for consulting fees to various parties for services rendered.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

            During the third quarter of 2010 the Company issued 3,350,000 shares to a private individual for cash purchase amount of $157,500.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

            On May 27, 2010 the Company issued 5,300,000 shares to a private individual for cash purchase amount of $100,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.
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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties that could cause materially different results under different estimates and assumptions.  We believe our critical accounting policies relate to accounts receivable, goodwill and intangible assets and related impairment assessments, and stock-option compensation because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain.  There were no changes to our critical accounting policies during the year ended December 31, 2010.

Results of Operations--Year Ended December 31, 2010, versus the Year Ended December 31, 2009

In 2010, we saw very little revenues which is consistent with the prior year.  The lack of revenue was attributed to the developmental stage and re-entry into the program management and prepaid card business. The primary operational effort throughout the 2009 fiscal year was to wind up the business and seek a strategic alternative while 2010 resulted in the recommencement  of  the operations, the reintroduction of the Trycera name and the development of strategic relationships.

Revenue

Revenue was $3,070 and $287 for the years ended December 31, 2010 and 2009, respectively, representing an increase of $2,783 or 970%. Our 2010 and 2009 results reflect the winding up of the operations and the commencement of our new business plan.

Cost of Sales and Gross Profit

Cost of sales was $1,554 and $0 for the years ended December 31, 2010 and 2009, respectively, representing an increase of $1,554 or 100%.  The increase was attributed to the commencement of the current business operations.

The resulting gross profit was 49% and 100% for the years ended December 31, 2010 and 2009, respectively. Management expects a that the continuing business and/or strategic alternative to favorably impact the underlying gross profit margin but that is only determinable upon execution of an effective alternative.

Operating expenses

Operating expenses were $2,247,579 and $466,476 for the years ended December 31, 2010 and 2009, respectively, representing an increase of $1,781,103 or 382%. The major components of operating expense are salaries and wages (27%) general and administrative (47%) professional fees (4%) and stock based compensation (22%).  A material amount of the operating expenses for the year ended December 31, 2010 have been accrued and continue to be unpaid or paid in small increments.

Salaries and wages expense was $618,500 and $152,975 for the years ended December 31, 2010 and 2009, respectively, representing an increase of $465,525 or 304%. The increase resulted from the signing of employment agreements with the officers of the Company.

General and administrative expense was $1,027,614 and $112,502 for the years ended December 31, 2010 and 2009, respectively, representing an increase $915,112 or 813%. The decrease resulted from a significant increase in all categories as the Company had no business, no facility and no employees for most of the 2010 fiscal year.

Professional fees and expenses were $97,921 and $200,999 for the years ended December 31, 2010 and 2009, respectively, representing a decrease of $103,078 or 51%.   The decrease resulted from the inclusion of additional expenses associated with all third party service providers including strategic consulting services and accounting and legal services in 2009.

Stock based compensation expenses were $503,544 and $-0- for the years ended December 31, 2010 and 2009, respectively, representing an increase of $503,544 or 100%.   The increase resulted from the issuance of stock options for compensation in 2010.

Other income (expense)

Other income (expense) was ($49,140) and ($7,001) for the years ended December 31, 2010 and 2009, respectively.  The main component of other expense is the financing costs which resulted from notes payable.

Net loss

We incurred net losses of $2,295,203 and $473,990 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of December 31, 2010, cash totaled $15,800 as compared with $0 of cash at December 31, 2009, resulting in an increase of $15,800 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to the surplus of financing (through working capital, debt and equity) over the expenditures for the year .  For the year ended December 31, 2010, we used $713,025 of cash in operations.  For the prior year we used $57,407 of cash in operations.

Cash provided from financing activities was $798,306.  The Company raised $267,500 in 2010 in relation to private placements and raised $573,450 in unsecured financing. For the comparable period in the prior year we obtained $57,144 from financing activities.

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.  On March 30, 2011, the Company entered into a new financial commitment agreement with a private equity group. The group has agreed in principle to commit $2,500,000 over eight (8) quarters, beginning in the second quarter of 2011. As part of the commitment, the Company will expand the Board of Directors to four (4) members and the private equity group will hold one (1) seat.

Working capital was ($1,395,631) at December 31, 2010, as compared with working capital of $(979,968) at December 31, 2009.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company; risks inherent in the prepaid space such as fraud loss, illegal card usage and collateral liabilities;

•	changing trends in customer profiles and behavior;
•	changes in interest rates and interest rate policies;

•	maintaining cost controls as the Company opens or acquires new programs/products/operations;
•
competition with other banks and financial institutions, and companies outside of the prepaid and banking industries, including those companies that have substantially greater access to capital and other resources;

•	the ability to continue to attract investments and capital to fund operations and growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and

•	other factors not herein described in Item 1A, “Risk Factors,” above.

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

Stock-Based Compensation

In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

       The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).   The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Subsequent Events

The following material events occurred subsequent to the year ended December 31, 2010:

               On April 14, 2011, the Company filed a Form 8-K disclosing a change of auditor.  The Company now works with Morrill & Associates, a PCAOB registered firm based in Utah.

On April 5, 2011, the Company re-filed the corrected Form 12b-25 with the Securities and Exchange Commission (SEC).  The date on the initial form was erroneously dated 03/31/2011,and the resulting error caused the Company stock to be traded on both the Over the Counter Bulletin Board (OTCBB) and Pinksheets (PK).  The corrected form has remedied the dual exchange issue and the Company remains active with the OTCBB.

On March 30, 2011, the Company entered into a new financial commitment agreement with a private equity group. The group has agreed in principle to commit $2,500,000 over eight (8) quarters, beginning in the second quarter of 2011. As part of the commitment, the Company with expand the Board of Directors to four (4) members and the private equity group will hold one (1) seat.

On March 29, 2011, the Company unilaterally terminated the subscription agreement dated August 17, 2010 between the Company and a private equity partner.  The agreement committed the private equity partner to deliver $2,500,000in funding within 45 days of August 17, 2010, which would have been October 1, 2010.  However, the Company detrimentally relied on such funding and as of the date of termination, the private equity partner had invested a total of $157,500 or 6.3% of the committed funding amount.

On February 16, 2011, the Company filed a provisional patent application related to the technology and processes used with respect the Company’s alternative credit reporting platform. The Company remains underway with a complete process and technology compilation in order to file further patents regarding this function of the business.

On February 4, 2011, Reiner Vanooteghem, the Company’s Vice President of Sales resigned to pursue other opportunities.

Off-Balance Sheet Arrangements

During the years ended December 31, 2010 and 2009, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

    Revenue Recognition – Multiple Deliverable Revenue Arrangements

    In October 2010, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 14, 2011, the Company filed a Form 8-K disclosing a change of auditor.  The Company now works with Morrill & Associates, a PCAOB registered firm based in Utah.

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

Since our Company has no material operations and may, at this time, be considered a developmental company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO and our PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  In order to mitigate further weakness, the Company maintains a third party CPA independent of the Company auditors to participate in the accounting and review process.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO and PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors:

Name	Age	Position(s)	Director Since	Employment Background
Matt Richards	48	Director	2010	Matthew Richards is a national trainer, public speaker and educator. For 27 years, Mr. Richards has been a business and marketing consultant and a real estate investor.
Ray A. Smith	38	President and Chief Executive Officer	2009
Since April 2006 Mr. Smith has been the President and a director of CRS Corporation, a company offering credit enhancement, credit education, and consumer financial assistance services.  From February 2002 until April 2006, he as the President and CEO of Comm 2020 which operated a call center marketing credit services and a credit card application processing center for Visa and MasterCard.  Mr. Smith has served as President of and been employed by Trycera since February 2010.

Bryan Kenyon	39	Chairman, Chief Financial Officer	2010
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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

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

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of working capital.

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2010 and 2009:

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Bryan W. Kenyon, CFO/COO	2010	$240,000	(3)	0	100,000	(2)	0	$0	$340,000
	2010	$60,000		0	160,000	(1)	0	$0	$220,000
Ray A. Smith President/CEO	2010	$240,000	(3)	0	100,000	(2)	0	$0	$340,000
	2010	$60,000		0	160,000	(1)	0	$0	$220,000

(1)
On October 1, 2010, our Board of Directors granted 16,000,000 shares each to Messrs Kenyon and Smith as a result of executing employment agreements on October 1, 2010. The value of the shares was determined in accordance with FAS 123R.

(2)
On February 24, 2010, the Company issued 175,000,000 shares to each Messrs Smith and Kenyon in exchange for forgiving $100,000 in accrued wages and benefits. The value of the shares was not determined in accordance with FAS 123R.

(3)
The salaries of Messrs Smith and Kenyon were largely accrued throughout the year as a result of limited working capital.  While Messrs Smith and Kenyon support the Company, the actual salary paid out to each individual amounts on average to twenty eight percent (28%) of the full salary listed herein.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2010:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Ray A. Smith	-	-	-	-	-	-
Bryan W. Kenyon	-	-	-	-	-	-

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

There were 10,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On November 2, 2010, the number of shares authorized under the Plan was increased to 250,000,000.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Kenyon and Smith, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2010:

Name	Option awards ($)	All other compensation ($)	Total ($)
Matthew Richards	$-	$15,000	$15,000
	$-	$15,000	$15,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of April 09, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)

Ray A. Smith 18200 Von Karman Ave Suite 850 Irvine, CA 92614	191,000,000		43.9%
Bryan Kenyon 18200 Von Karman Ave Suite 850 Irvine, CA 92614	191,715,080	(1)	44.1%
Matt Richards 18200 Von Karman Ave Suite 850 Irvine, CA 92614	250,000		0.0%
Executive Officers and Directors as a Group (3 Person)	382,965,080		88.1%
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

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended December 31, 2010, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	$-	$-	$-
Equity compensation plans not approved by security holders	$-	$-	$-
Total	-	-	-

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that one of our three directors meets the criteria for independence.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Chisholm, Bierwolf, Nilson & Morrill, LLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $34,000 and $34,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2010 and 2009, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are filed with this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Financial Statements

Exhibits

The following exhibits are filed with this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	8-K	000-30872	3.1	11/6/09
3.2	Current Bylaws	10-QSB	000-30872	3.2	8/16/04
4.1	Form of Common Stock Certificate	10-SB	000-30872	4.1	7/ 21/00
4.2	2004 Stock Option/Stock Issuance Plan *	8-K	000-30872	4.2	5/ 13/04
4.3	Grant of Stock Option Form used pursuant to the 2004 Stock Option/Stock Issuance Plan	10-KSB	000-30872	4.3	4/ 7/06
4.4	Form of Series A Common Stock Purchase Warrant, as amended	10-KSB	000-30872	4.6	4/ 7/06
4.5	Form of Series B Common Stock Purchase Warrant	10-KSB	000-30872	4.7	4/ 7/06
4.6	Description of Registration Rights for investors in offerings dated September 20, 2005, and January 3, 2006	10-KSB	000-30872	4.8	4/ 7/06
10.1	Employment Agreement with Ray A. Smith	10-QSB	000-30872		11/16/09
10.2	Consulting agreement with Balius Consulting Group, LLC	10-K	000-30872		04/15/09
10.3	Engagement Agreement with Ronald N. Vance	10-K	000-30872		04/15/09
10.5	Employment Agreement with Bryan Kenyon	10-QSB	000-30872		11/16/09
14.1	Code of Ethics	8-K	000-30872	14.1	8/ 26/04
31.1	Rule 13a-14(a) Certification by Principal Financial Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Sectuib 1359 Certification of Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trycera Financial, Inc.

Date: April 20, 2011	By:	/s/ Ray A. Smith
Ray A. Smith
Presiden

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 20, 2011	By:	/s/ Matt Richards
Matt Richards
Director

Date: April 20, 2011	By:	Ray A. Smith
Ray A. Smith
President (Principal Executive Officer)

Date: April 20, 2011	By:	Bryan Kenyon
Bryan Kenyon
CFO (Principal Financial and Accounting Officer)

Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2010 and 2009

Table of Contents

For the years ended December 31, 2010 and 2009

/Letterhead/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Trycera Financial, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Trycera Financial, Inc. as of December 31, 2010 and 2009 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trycera Financial, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has a working capital deficit, continued operating losses, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates, LLC
Bountiful, Utah
April 18, 2011

Trycera Financial, Inc.
Balance Sheets

	December	December
	31, 2010	31, 2009

Assets
Current Assets
Cash	$15,800	$-
Prepaid expenses and other current assets	227,463	-
Total Current Assets	243,263	-

Property & Equipment, net	13,271	-
Total Fixed Assets	13,271	-

Other Assets
Deposits	6,711	-
Definite life intangible assets	55,680
Total Other Assets	62,391	-

Total Assets	$318,925	$-

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$1,144
Accounts payable	319,018	288,760
Accounts payable - related parties	277,062	209,787
Portfolio reserves	34,774	34,774
Accrued expenses	539,594	342,003
Unsecured notes	62,448	-
10% unsecured note - related party	-	26,000
Senior secured notes	77,500	77,500
Convertible notes payable, net	328,498	-

Total Current Liabilities	1,638,894	979,968

Long-term Liabilities
10% unsecured convertible notes, net	173,649	-
Total Long-term Liabilities	173,649	-

Total Liabilities	1,812,543	979,968

Commitments	-	-

Stockholders’ Deficit

Preferred stock; 20,000,000 shares authorized at $.001 par value; none issued and outstanding	-	-
Common stock; 2,000,000,000 shares authorized at $.001 par value; 455,201,446 and 44,301,446 shares issued and outstanding, respectively	455,201	44,301
Additional paid-in capital	6,988,282	5,743,147
Prepaid stock compensation	(204,565)	(330,083)
Accumulated deficit	(8,732,536)	(6,437,333)
Total Stockholders’ Deficit	(1,493,618)	(979,968)

Total Liabilities & Stockholders’ Deficit	$318,925	$-

The accompanying notes are an integral part of these financial statments

Trycera Financial, Inc.
Statements of Operations

	For the Years Ended
	December	December
	31, 2010	31, 2009

Revenues
Stored value	$3,070	$287
	3,070	287

Cost of Sales	1,554	-
Gross Profit	1,516	287

Expenses
Salaries and wages	618,500	152,975
Stock based compensation	503,544	-
Professional fees	97,921	200,999
General & administrative	1,027,614	112,502

Total Expenses	2,247,579	466,476

Loss from Operations	(2,246,063)	(466,189)

Other Income (Expense)
Interest expense	(89,140)	(9,950)
Other income (expense)	40,000	2,949
Total Other Income (Expense)	(49,140)	(7,001)

Loss before tax	(2,295,203)	(473,190)
Income tax	-	800
Net Loss	$(2,295,203)	$(473,990)

Basic loss Per Share:

Loss per share	$(0.01)	$(0.03)
Net Loss Per Share	$(0.01)	$(0.03)

Weighted Average Shares	390,620,214	18,204,870

The accompanying notes are an integral part of these financial statments

Trycera Financial, Inc.
Statements of Stockholder’s Deficit
From the Years Ended December 31, 2010 and 2009

	Common Stock		Paid-In	Prepaid	Accumulated
	Shares	Amount	Capital	Equity	Deficit

Balance at December 31, 2008	9,694,302	$9,694	$5,364,504	$-	$(5,963,343)

Shares issued for services at $0.01 per share	1,500,000	1,500	13,500	-	-

Shares issued for services at $0.065 per share	250,000	250	16,000	-	-

Shares granted in connection with employeement agreement at $.011 per share	32,000,000	32,000	320,000	(352,000)	-

Stock compensation recognized as expense	-	-	-	21,917	-

Shares issued for cash pursuan to private placement memorandum at $0.035 per share	857,144	857	29,143	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	(473,990)

Balance at December 31, 2009	44,301,446	44,301	5,743,147	(330,083)	(6,437,333)

Shares issued for services at at $0.011 - $0.05 per share	402,250,000	402,250	4,027,000	(2,750)	-

Issue of stock for services - FMV of stock in excess of services received	-	-	(3,650,000)	-	-

Stock compensation recognized as expense	-	-	-	128,268	-

Options granted in connection with employment agreement	-	-	503,544	-	-

Discount on note payable	-	-	105,741	-	-

Shares issued for cash pursuant to private placement memorandum at $0.02 per share	5,300,000	5,300	94,700	-	-

Shares issued for cash pursuant to private placement memorandum at $0.05 per share	3,350,000	3,350	164,150	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	(2,295,203)

Balance at December 31, 2010	455,201,446	$455,201	$6,988,282	$(204,565)	$(8,732,536)

The accompanying notes are an integral part of these financial statments

Trycera Financial, Inc.
Statements of Cash Flows

	For the Years Ended
	December	December
	31, 2010	31, 2009

Cash Flows from Operating Activities
Net Loss	$(2,295,203)	$(473,990)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	532	-
Amortization of prepaid stock compensation	128,268	21,917
Amortization of discount on note payable	145,561	-
Stock issued for services	776,500	31,250
Valuation of stock options	503,544	-
(Increase) decrease in prepaid and other current assets	(227,463)	-
(Increase) decrease in deposits/reserves	(6,711)	-
Increase (decrease) in accounts payable	171,480	158,458
Increase (decrease) in accrued expenses	90,467	204,958
Net Cash Used by Operating Activities	(713,025)	(57,407)

Cash Flows from Investing Activities
Acquisition of property and equipment	(13,803)	-
Definite life intangible assets	(55,680)	-
Net Cash Provided by Investing Activities	(69,483)	-

Cash Flows from Financing Activities
Proceeds from the sale of common stock	267,500	30,000
Increase (decrease) in bank overdraft	(1,144)	1,144
Proceeds from issuance of unsecured notes	573,450	26,000
Payment of unsecured note	(41,500)	-
Net Cash Provided by Financing Activities	798,306	57,144

Net Increase (Decrease) in Cash and Cash Equivalents	15,798	(263)
Cash and Cash Equivalents at Beginning of Period	-	263
Cash and Cash Equivalents at End of Period	$15,798	$-

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$2,176,500	$-

Promissory notes issued for accounts payable	$73,948	$-

Promissory notes issued for prepaid services	$340,000	$-

The accompanying notes are an integral part of these financial statments

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - CORPORATE HISTORY

 From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations during 2009, the Company began winding down its principal business operations and commenced a search for a new business venture.  At that time, the Company had no material assets or significant liabilities. Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to the former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter of fiscal 2010, the Company recommenced operations.  The core focus of the restarted operations is marketing prepaid card products, payment reporting products and a suite of financial products and services.  As a result, and at this time, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs that can adopt our payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we should be able to aggregate more payment reporting customers. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations for various arrangements and agreements.  While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in launching new opportunities, generating organic revenues and restarting the operations.

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

B. Revenue Recognition (Continued)

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

C.   Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company has $15,800 in cash and cash equivalents and $0 at December 31, 2010 and 2009 respectively.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.   Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consists of the following and are recorded at cost:

	2010	2009

Furniture	$11,063	$-
Equipment	2,740	-

Total fixed assets	13,803	-
Accumulated depreciation	(532)	-

Net Fixed assets	13,271	-

Provision for depreciation of equipment will be computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

Computer equipment	3 Years
Furniture & fixtures	7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options of 45,000,000 and -0-,have not been considered in the fully diluted earnings per share calculation in 2010 and 2009, due to the anti-dilutive effect.

	For the Years Ended
	December	December
	31, 2010	31, 2009

Basic loss per share
Net loss (numerator)	(2,295,203)	$(473,990)
Weighted average shares (denominator)	390,620,214	18,204,870

Per share amount	(0.01)	$(0.03)

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

F.   Stock-Based Compensation

In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).   The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

G.   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

H.   Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

I.   Selling, General and Administrative Costs

Selling, general and administrative expenses included the following for the years ended December 31, 2010 and 2009.

	2010	2009

Insurance	$33,136	$-
Rent	24,834	-
Signing bonus - officer	-	75,000
Travel and Entertainmnet	29,757	1,130
Sales and marketing	-	250
Technology costs	11,738	900
Outside services	897,446	22,500
General and administrative	30,703	12,722
	$1,027,614	$112,502

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2010 and 2009.

	2010	2009

Prepaid insurance	$7,463	$-
Prepaid consulting services	220,000	-
	$227,463	$-

K.   Accrued Expenses

Accrued expenses included the following for the years ended December 31, 2010 and 2009.

	2010	2009

Accrued payroll and Compensated absences	$274,706	$215,993
Interest payable	54,573	15,701
Program termination costs	55,000	95,000
Health insurance costs	-	14,910
Card processing liability	9,903	-
Vacation accrual	55,501	-
Other	89,911	399
	$539,594	$342,003

L.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed.  With the stored value portfolio, the Company has not implemented a specific policy. Since a majority of the transaction activity is prepaid, the Company does not often provide services and load product until funds have been provided in advance. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2010  and 2009 the allowance for bad and doubtful accounts was $0.

M.  Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial     statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabi

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

N.   Concentration

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

P.  Subsequent Events Evaluation

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165 (FAS 165), Subsequent Events.  Subsequent events for the Company have been evaluated through the date the financial statements were available to be issued. This disclosure should be read in conjunction with NOTE 10 contained herein.

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of ASU 2010-11 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-
deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS (continued)

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

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had previously agreed to reimburse Mr. Dang for the cost of health insurance during the period he served as a director of the Company.  At the time of his resignation on December 31, 2008, the Company owed approximately $14,950 to Mr. Dang for these health insurance costs. These costs are still outstanding.

On or about May 14, 2008, Sagoso Capital (“Sagoso”), a company controlled by Mr. Dang, loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan (the
“Sagoso Note”) which was due and payable upon a change of control of the Company.  On or about December 29, 2008, Sagoso Capital acquired the 10% Senior Promissory Notes issued by the Company to Ecewa Capital in the principal amount of $67,500 (the “Ecewa Notes”). These notes are still outstanding.

On or about May 14, 2008, a party related to Mr. Dang loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan which was due and payable upon a change of control of the Company. These notes are still outstanding.

On or about April 17, 2009, Ray Smith paid audit $15,000 on behalf of the Company. On or about May 26, 2009 Mr. Smith paid an additional $19,000 on behalf of the company. The Company has owes Mr. Smith $0 and $18,000 at December 31, 2010 and 2009 in respect of these payments.

On January 29, 2009, the Company entered into a consulting agreement with Balius Consulting Group, Inc., an entity controlled by Bryan Kenyon, a former director and officer of the Company, and Stephen Murphy, a former accounting consultant to the Company.  Balius had agreed to assist in the negotiation of outstanding liabilities of the Company and to gather and organize the corporate and financial records of the Company.  The Company has agreed to pay any hourly fee for work performed by Balius and to pay a bonus based upon the settlement amount of the outstanding payables. On October 1, 2009, the consulting agreement between the Company and Balius Consulting Group automatically terminated as a result of Mr. Kenyon entering into a formal employment agreement with Trycera and ceasing to provide services for Balius. Unpaid expenses of $125,466 are included in the financial statements related to this agreement as of December 31, 2009. At December 31, 2010 the expenses of Mr. Kenyon are included as amounts due to related parties.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 5 –  INCOME TAXES

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which modifies the guidance on uncertain tax positions in FASB Accounting Standards Codification™ (ASC or Codification) 740, Income Taxes (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes), as follows:

•	Provides implementation guidance that is applicable for all entities

•	Amends the disclosure requirements for nonpublic entities by eliminating the requirements for certain disclosures

The Company currently has no issues that would mandate application of any deferred tax items or expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses of $8,732,536 as of December 31, 2010 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$2,810,829	$2,030,460
Valuation allowance	(2,810,829)	(2,030,460)
	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	800
Change in NOL benefit	(780,369)	(142,997)
Change in allowance	780,369	142,997
	$-	$800

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2009, the Company issued an aggregate 1,500,000 shares of common stock for marketing services at $.01 per share. Accordingly, common stock and additional paid-in capital have been charged $1500 and $13,500 respectively.

During the year ended December 31, 2009, the Company issued an aggregate 250,000 shares of common stock for marketing services at $.065 per share. Accordingly, common stock and additional paid-in capital have been charged $250 and $16,000 respectively.

During the year ended December 31, 2009, the Company issued an aggregate 32,000,000 shares of common stock in connection with employment agreements. Management believes that the value of the shares is $.011. Accordingly, common stock and additional paid-in capital have been charged $32,000 and $320,000 respectively. The employment agreements are for a period of 36 months and hence the cost of the agreements will be amortized over this period.

During the year ended December 31, 2009, the Company issued an aggregate of 857,144 shares of common stock pursuant to private offerings at $0.035 per share. Accordingly, common stock and additional paid-in capital have been charged $857 and $29,143 respectively.

During the year ended December 31, 2010, the Company issued an aggregate 402,250,000 shares of common stock for services at between $.011 and $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $402,255 and $4,027,000 respectively.

During the year ended December 31, 2010, the Company issued an aggregate 8,650,000 shares of common stock at between $0.02 and $0.05 per share  pursuant to a private placement. Accordingly, common stock and additional paid-in capital have been charged $8,650 and $258,850 respectively.

NOTE 7 –  STOCK OPTION PLAN

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allows for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares that may be optioned and sold under the plan is 250,000,000.  The plan became effective with its adoption and remains in effect for ten years, however, options expire five years from grant, unless terminated earlier.  Options granted under the plan vest according to terms imposed by the Plan Administrator.  The Administrator may not impose a vesting schedule upon any option grant which is more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date

The following schedule summarizes the activity during the periods ending December 31, 2010 and December 31, 2009 respectively:

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2010	-	$-
Options Granted	45,000,000	0.001
Options Exercised	-	-
Options Canceled	-
Options Outstanding at December 31, 2010	45,000,000	$0.001
Options Exercisable at December 31, 2010	12,000,001	$0.001

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2009	-	$-
Options Granted	-	-
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at December 31, 2009	-	$-
Options Exercisable at December 31, 2009	-	$-

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $503,544 and $-0- was recognized for the years ended December 31, 2010 and 2009, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Employee stock options outstanding and exercisable under this plan as of December 31, 2010 are:

Range of Exercise Price	Number of Options Granted	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Vested	Average Exercise Price

$.001 - $.001	45,000,000	$0.001	5.0	12,000,001	$0.001

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 8 – COMMITMENTS

The Company continues to receive demands for payments from creditors.  The Company has insufficient funds to defend these actions or to pay the creditors.  However, management has been proactive to reach out to most creditors in an attempt to negotiate or resolve outstanding debt.  In addition, the Company is proactively working with interested third parties to convert debt on behalf of the Company.  Converted debt notifications will be filed on Form 8-K with the Securities and Exchange Commission.  These amounts are accrued as liabilities in the financial statements.

The Company has received erroneous demands from certain individuals related to compensation and shareholder interest.  As a result, the company has retained a law firm to protect our various interests and authorized various cease and desist orders to halt the dissemination of false and misleading information.  As we feel that these demands are erroneous we assert that an unfavorable outcome is unlikely and, therefore, have not accrued for a contingent liability related to these claims.

NOTE 9 - GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has $15,800 on hand and few material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 10 –  SUBSEQUENT EVENTS

On March 30, 2011, the Company entered into a new financial commitment agreement with a private equity group. The group has agreed in principle to commit $2,500,000 over eight (8) quarters, beginning in the second quarter of 2011. As part of the commitment, the Company with expand the Board of Directors to four (4) members and the private equity group will hold one (1) seat.

On March 29, 2011, the Company unilaterally terminated the subscription agreement dated August 17, 2010 between the Company and a private equity partner.  The agreement committed the private equity partner to deliver $2,500,000 in funding within 45 days of August 17, 2010, which would have been October 1, 2010.  However, the Company detrimentally relied on such funding and as of the date of termination, the private equity partner had invested a total of $157,500 or 6.3% of the committed funding amount.

On February 16, 2011, the Company filed a provisional patent application related to the technology and processes used with respect the Company’s alternative credit reporting platform. The Company remains underway with a complete process and technology compilation in order to file further patents regarding this function of the business.