Form 10-Q
period 2011-03-31
Trycera Financial, Inc.
filed 2011-05-16
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

At May 12, 2011, there were 456,701,446 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Trycera Financial, Inc.
Balance Sheets

	March 31,	December 31
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$27,932	$15,800
Prepaid expenses and other current assets	165,701	227,463
Total Current Assets	193,633	243,263

Property & Equipment, net	12,740	13,271
Total Fixed Assets	12,740	13,271

Other Assets
Deposits	6,711	6,711
Definite life intangible assets	146,368	55,680
Total Other Assets	153,079	62,391

Total Assets	$359,452	$318,925

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$472,423	$319,018
Accounts payable - related parties	116,426	277,062
Portfolio reserves	34,774	34,774
Accrued expenses	733,911	539,594
Unsecured notes	62,448	62,448
Senior secured notes	77,500	77,500
Debt conversion liability	328,716	328,498

Total Current Liabilities	1,826,198	1,638,894

Long-term Liabilities
10% unsecured convertible notes	319,803	173,649
Total Long-term Liabilities	319,803	173,649

Total Liabilities	2,146,001	1,812,543

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 456,701,446 and 455,201,446 shares issued and outstanding, respectively	456,701	455,201
Additional paid in capital	7,190,990	6,988,282
Prepaid stock compensation	(175,003)	(204,565)
Accumulated deficit	(9,259,237)	(8,732,536)
Total Stockholders’ Deficit	(1,786,549)	(1,493,618)
Total Liabilities & Stockholders’ Deficit	$359,452	$318,925

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Operations
(unaudited)
	For the 3 Months Ended
	March 31,	March 31,
	2011	2010

Revenues
Stored value	$112	$150
	112	150

Cost of Sales	1,845	161
Gross Profit	(1,733)	(11)

Expenses
Salaries and wages	164,142	129,230
Stock based compensation	129,208	-
Professional fees	6,350	35,261
General & administrative	189,175	607,882

Total Expenses	488,875	772,373

Loss from Operations	(490,608)	(772,384)

Other Income (Expense)
Interest expense	(36,092)	(4,124)
Other income (expense)	-	40,000
Total Other Income (Expense)	(36,092)	35,876

Loss before tax	(526,700)	(736,508)
Income tax	-	-
Net Loss	$(526,700)	$(736,508)

Basic loss Per Share:

Loss	$(526,700)	$(736,508)
Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares	455,494,779	204,763,111

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(unaudited)
	For the Years Ended
	March 31,	March 31,
	2011	2010

Cash Flows from Operating Activities
Net Loss	$(526,700)	$(736,508)
Adjustments to reconcile net loss to net cash
used by operations;
Depreciation and amortization	531	-
Amortization of prepaid stock compensation	29,562	30,333
Amortization of discount on note payable	16,372	226
Stock issued for services	15,000	767,050
Stock options and warrants	129,208	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	61,762	(6,553)
Increase (decrease) in accounts payable	(7,232)	(8,961)
Increase (decrease) in accrued expenses	194,317	(132,514)
Net Cash Used by Operating Activities	(87,180)	(86,927)

Cash Flows from Investing Activities
Payments for definite life intangible assets	(90,688)	-
Net Cash Provided by Investing Activities	(90,688)	-

Cash Flows from Financing Activities
Proceeds from the sale of common stock	40,000	-
Proceeds from issuance 10% Convertible notes	-	100,000
(Increase) decrease in bank overdraft	-	(1,144)
Proceeds from issuance of unsecured notes	150,000	4,000
Payment of unsecured note	-	(7,500)
Net Cash Provided by Financing Activities	190,000	95,356

Net Increase (Decrease) in Cash and Cash Equivalents	12,132	8,429
Cash and Cash Equivalents at Beginning of Period	15,800	-
Cash and Cash Equivalents at End of Period	$27,932	$8,429

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$122,563	$767,050

Promissory notes issued for accounts payable	$-	$73,948

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.    General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

On March 30, 2011, the Company entered into a new financial commitment agreement with a private equity group. The group has agreed in principle to commit $2,500,000 over eight (8) quarters, beginning in the second quarter of 2011. As part of the commitment, the Company with expand the Board of Directors to four (4) members and the private equity group will hold one (1) seat.   As a precursor to entering into this new financial commitment agreement, on March 29, 2011, the Company unilaterally terminated the subscription agreement dated August 17, 2010 between the Company and another private equity partner.  The agreement committed the private equity partner to deliver $2,500,000 in funding within 45 days of August 17, 2010, which would have been October 1, 2010.  However, the Company detrimentally relied on such funding and as of the date of termination, the private equity partner had invested a total of $157,500 or 6.3% of the committed funding amount.

NOTE 4 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through May 13, 2011, the date these financial statements were available to be issued.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter, the Company has begun operations.  The core focus of the restarted operations is marketing prepaid card products, payment reporting products and a suite of financial products and services.  As a result, and at this time, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs that can adopt our payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we should be able to aggregate more payment reporting customers. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations for various arrangements and agreements.  While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in launching new opportunities, work to begin generating organic revenues and developing strategic alliances and payment reporting partnerships.

Recent Developments

For the first quarter ending March 31, 2011, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  In conjunction with the technical build out, the Company has continued entering into new distribution, strategic partnerships and operating agreements in support of  the prepaid card business that is the backbone of the payment reporting business.  Throughout the first quarter, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2010, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  Last year,  the Company executed agreements to operate under a new banking partnership, a new processor relationship and a leading retail load network.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company subsequent, to the first quarter has provided Central National Bank a request for a customized network branded card program.

The Company believes that this new card program will be able to offer a predictable low cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will better align cardholders with a suite of financial tools that include personal budgeting tools, online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  We anticipate launching this program in the late part of the second quarter of 2011 or early in the third quarter.

In conjunction with continuing efforts to expand the operations, the Company spent time in the first quarter on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during the first quarter by the Company have taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the first quarter of 2011:

On March 30, 2011, the Company entered into a new financial commitment agreement with a private equity group. The group has agreed in principle to commit $2,500,000 over eight (8) quarters, beginning in the second quarter of 2011. As part of the commitment, the Company with expand the Board of Directors to four (4) members and the private equity group will hold one (1) seat.

On March 30, 2011, the Company entered into a consulting agreement with Mannon Walters. The agreement calls for performing certain obligations for specific consideration in cash and Company equity.

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

On February 4, 2011, Reiner Vanooteghem, the Company’s Vice President of Sales resigned to pursue other opportunities.

Throughout the first quarter of 2011, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The new financial commitment entered into on March 30, 2011 shall provide improved funding over the coming quarters and is expected to allow the Company to remain focused on the delivery of the payment reporting and prepaid card businesses.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has been in contact with certain principals as listed above during the first quarter.  It is expected that cash payments or alternative arrangements will be made in the second quarter of 2011 to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2010.

Results of Operations

For the three months ended March 31, 2011

In the first quarter of 2011 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was minimal revenue for both the first quarter 2011 and the comparable period.

Revenue

Revenue from continuing operations was $112 and $150 for the quarters ended March 31, 2011 and 2010, respectively, representing a decrease of $38 or effectively 25%.  As previously discussed, delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.

Cost of Sales and Gross Profit

Cost of sales was $1,845 and $161 for the quarters ended March 31, 2011 and 2010, respectively, representing an increase of $1,684 or 1045%.  The increase was attributed to the typical costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was ($1,733) and ($11) for the quarters ended March 31, 2011 and 2010, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $488,875 and $772,373 for the quarters ended March 31, 2011 and 2010, respectively, representing a decrease of $283,498 or 37%.  The key components of our first quarter 2011 operating expense are salaries and wages (34%) stock based compensation (26%) and general and administrative (39%).

Salaries and wages expense were $164,142 and $129,230 for the quarters ended March 31, 2011 and 2010, respectively, representing an increase of $34,912 or 27%. The increase results from the increase in the number of employees from 2 for the three months ended March 31, 2010 to 4.3 full time equivalents for the three months ended March 31, 2011.

General and administrative expenses were $189,175 and $607,882 for the quarters ended March 31, 2011 and 2010, respectively, representing a decrease of $418,707 or 69%.  The decrease resulted largely from the fact the Company has paid several vendors $564,300 in the form of stock, such stock being valued at $.011 and $.035 per share for the three months ended March 31, 2010.

Other income

Other income was $0 and $40,000 for the quarters ended March 31, 2011 and 2010, respectively.  As previously stated, on February 25, 2010, the Company had resolved an outstanding $40,000 arbitration debt under a debt conversion agreement with Triple Crown.  Under this agreement, the arbitration award was paid jointly to the recipient (Transfers4Less) by Triple Crown and the Company’s insurance provider.  The Company had shown the insurance settlement as other income for which there is no comparable for 2011.

Net loss

We incurred net losses of $526,700 and $736,508 for the quarters ended March 31, 2011 and 2010, respectively, representing an increase in net loss of $209,808 or 28%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and acquisition or merger opportunity, we expect to improve on net losses when 2011 is compared to 2010.

Liquidity and Capital Resources

As of March 31, 2011, cash totaled $27,932 as compared with $15,800 at December 31, 2010, resulting in an increase of $12,132 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with new convertible debt.  In the three months ended March 31, 2011, we used $87,180 of cash in operations.  For the comparable period in the prior year we used $86,927 of cash in operations.

Working capital was ($1,632,565) at March 31, 2011, as compared with working capital of ($1,395,631) at December 31, 2010.  This decrease in working capital was a result of using new funds and accounts payable to fund operations and related expenses.

The Company is currently being funded through a mix of equity investments and convertible note instruments to supply working capital for operations.  The Company has a substantial backlog of liabilities and will need to negotiate and reduce liabilities in order to remain on a viable business path.  If vendors, agents, suppliers and third parties are unwilling to agree to terms more favorable to the Company, there is a likelihood that the liabilities could materially and adversely affect day to day operations.  The funds invested and committed are primarily focused on driving business growth and not specifically earmarked to extinguish large tranches of debt or the backlog of liabilities. In event that the Company is unable to mitigate the affects of the liabilities, the Company may seek any and all necessary protections afforded under various state and federal laws.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2011 in order to finance continued operations and to finance potential merger and/or acquisition investments.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2011, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2011:

On May 2, 2011, Sheppard, Mullin, Richter & Hampton referred the Company to another firm for handling future legal matters.  The small nature of the Company’s business and legal proceedings was identified as a primary driver for the referral.

On April 27, 2011, Trycera Financial, Inc. executed and alliance agreement with the National Credit Reporting Association.  The alliance is aimed at leveraging the Equal Credit Opportunity Act, Regulation B (ECOA Reg B) with the key purpose of the agreement focused on establishing terms by which NCRA members will verify and report consumers' rental, utilities, and other recurring bill payment information to a Trycera customer's file.

On April 11, 2011, the Company filed a Form8-K disclosing a change of auditor.  The Company now works with Morrill & Associates, a PCAOB certified firm based in Utah.

On April 5, 2011, the Company re-filed the corrected Form 12b-25 with the Securities and Exchange Commission (SEC).  The date on the initial form was erroneously dated 03/31/2011, and the resulting error caused the Company stock to be traded on both the Over the Counter Bulletin Board (OTCBB) and Pinksheets (PK).  The corrected form has remedied the dual exchange issue and the Company remains active with the OTCBB.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been several changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended December 31, 2010 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 31, 2011 to the risk factors discussed in the periodic report noted above.

ITEM 2.  Unregistered Sales Of Equity Securities and Use of Proceeds

           On March 30, 2011, we entered into a Subscription Agreement with Legacy Resources Development LLC (Legacy Resources),whereby Legacy Resources has agreed to purchase 50,000,000 shares of our common stock at $.05 per share for an aggregate purchase price of $2,500,000.  The Company received $100,000 on April 21, 2011 from a Legacy Resources principal, representing the initial payment for the shares.  The Company anticipates that it will receive the balance of the funds from Legacy Resources within the next one hundred and eighty (180) days.  The shares will be issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

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

Trycera Financial, Inc.

Date: May 16, 2011	By:	/s/ Ray Smith
Ray Smith, President
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Bryan Kenyon
Bryan Kenyon, Chief Financial Officer
(Principal Financial Officer)