Form 10-Q
period 2011-06-30
Trycera Financial, Inc.
filed 2011-08-22
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

None
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

At August 8, 2011, there were 480,201,446 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION
Item 1.       Financial Statements
Trycera Financial, Inc.
Balance Sheets

	June 30,	December 31
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$22,745	$15,800
Prepaid expenses and other current assets	210,701	227,463
Total Current Assets	233,446	243,263

Property & Equipment, net	12,207	13,271
Total Fixed Assets	12,207	13,271

Other Assets
Deposits	6,711	6,711
Definite life intangible assets	185,680	55,680
Total Other Assets	192,391	62,391

Total Assets	$438,044	$318,925

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$499,263	$319,018
Accounts payable - related parties	122,440	277,062
Portfolio reserves	34,774	34,774
Accrued expenses	822,146	539,594
Unsecured notes	59,448	62,448
Senior secured notes	77,500	77,500
Debt conversion liability	270,045	328,498

Total Current Liabilities	1,885,616	1,638,894

Long-term Liabilities
10% unsecured convertible notes	341,010	173,649
Total Long-term Liabilities	341,010	173,649

Total Liabilities	2,226,626	1,812,543

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 480,201,446 and 455,201,446 shares issued and outstanding, respectively	480,201	455,201
Additional paid in capital	8,040,988	6,988,282
Prepaid stock compensation	(145,440)	(204,565)
Accumulated deficit	(10,164,330)	(8,732,536)
Total Stockholders’ Deficit	(1,788,582)	(1,493,618)
Total Liabilities & Stockholders’ Deficit	$438,044	$318,925

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	Jun 30,	Jun 30,	Jun 30,	Jun 30,
	2011	2010	2011	2010

Revenues
Stored value	$37	$150	$149	$300
	37	150	149	300

Cost of Sales	358	-	2,203	316
Gross Profit (loss)	(321)	150	(2,054)	(16)

Expenses
Salaries and wages	201,538	129,230	365,680	258,460
Stock based compensation	115,998	-	245,206	-
Professional fees	65,279	15,250	71,629	50,511
General & administrative	477,724	95,004	666,899	702,886

Total Expenses	860,539	239,484	1,349,414	1,011,857

Loss from Operations	(860,860)	(239,334)	(1,351,468)	(1,011,873)

Other Income (Expense)
Interest expense	(44,234)	(37,446)	(80,326)	(41,570)
Other income (expense)	-	-	-	40,000
Total Other Income (Expense)	(44,234)	(37,446)	(80,326)	(1,570)

Loss before tax	(905,094)	(276,780)	(1,431,794)	(1,013,443)
Income tax	-	-	-	-
Net Loss	$(905,094)	$(276,780)	$(1,431,794)	$(1,013,443)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	460,124,523	447,680,017	457,822,441	326,892,606

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(unaudited)

	For the Years Ended
	Jun 30,	Jun 30,
	2011	2010

Cash Flows from Operating Activities
Net Loss	$(1,431,794)	$(1,013,443)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,064	-
Amortization of prepaid stock compensation	59,125	63,645
Amortization of discount on note payable	11,547	22,677
Stock issued for services	415,000	777,049
Stock options and warrants	245,206	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	16,762	(345,731)
Increase (decrease) in accounts payable	33,122	(2,566)
Increase (decrease) in accrued expenses	282,552	(6,438)
Net Cash Used by Operating Activities	(367,416)	(504,807)

Cash Flows from Investing Activities
Payments for definite life intangible assets	(130,000)	-
Net Cash Provided by Investing Activities	(130,000)	-

Cash Flows from Financing Activities
Proceeds from the sale of common stock	340,000	-
Proceeds from issuance 10% Convertible notes	-	100,000
(Increase) decrease in bank overdraft	-	(1,144)
Proceeds from issuance of unsecured notes	167,361	474,500
Payment of unsecured note	(3,000)	(32,000)
Net Cash Provided by Financing Activities	504,361	541,356

Net Increase (Decrease) in Cash and Cash Equivalents	6,945	36,549
Cash and Cash Equivalents at Beginning of Period	15,800	-
Cash and Cash Equivalents at End of Period	$22,745	$36,549

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$415,000	$777,049
Common stock issued for accounts payable	$7,500	$73,948
Common stock issued for debt	$70,000	$-
Promissory notes issued for prepaid services	$-	$340,000

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30,2011
(unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A.	General

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

During the period ended June 30, 2011 the Company had issued, including the shares referred to above, 7,200,000 at between $.025 and $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $7,200 and $332,800 respectively.

In the first quarter of 2011, the Company agreed to issue an aggregate 300,000 shares of common stock for services at $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $300 and $14,700 respectively.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30,2011
(unaudited)

In the second quarter of 2011, the Company agreed to issue an aggregate 8,000,000 shares of common stock for services at $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $8,000 and $392,000 respectively.

During June, 2011 the Company agreed to issue an aggregate 9,500,000 shares of common stock for the retirement of 77,500 of debt. Accordingly, common stock and additional paid-in capital have been charged $9,500 and $435,000 respectively. Since the market value on the date of the agreement exceeded the value debt relieved additional paid in capital has been charged $367,500.

 NOTE 4 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements were available to be issued.

On August 3, 2011, the Company sent a demand letter to Legacy Resources Development, LLC in regards to a default on a financing agreement.  Legacy Resources Development, LLC has invested more than $300,000 into the Company thus far, and in principle had agreed to invest $2.5 million dollars with an option of an additional $2.5 million dollars for a total of $5.0 millions dollars over the course of 11 quarters.

On August 1, 2011, the Company formally notified the Irvine Company that the Company would be vacating their primary offices effective August 30, 2011.  The limited use of the offices by personnel, coupled with unfulfilled promises of tenancy make carrying such overhead costs unnecessary.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter, the Company has begun operations.  The core focus of the restarted operations is marketing prepaid card products, payment reporting products and a suite of financial products and services.  As a result, and at this time, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs that can adopt our payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we should be able to aggregate more payment reporting customers. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has been engaged in a host of negotiations for various credit products, budgeting tools, payment reporting products, strategic arrangements and operating agreements.  While various new agreements are in place, it is indeterminable how such agreements may positively or adversely affect the business.  As a result, the Company, while attempting to generate newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in launching new opportunities, work to begin generating organic revenues and developing strategic alliances and payment reporting partnerships.

Recent Developments

For the second quarter ending June 30, 2011, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continues as a spill over from the delays associated with the first quarter.  Despite the ongoing technical build out, the Company has continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2011 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company. During the second quarter, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2010 and early parts of 2011, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

The Company believes that this new strategy will be able to offer more predictable low cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will better align cardholders with a suite of financial tools that include personal budgeting tools, online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  We continue to anticipate launching this program in the late part of the third quarter in conjunction with our payment reporting product and budgeting tools.

In conjunction with continuing efforts to expand operations, the Company spent additional time in the second quarter on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during both the first and second quarters by the Company have taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls all contributed to slower than planned marketing as well as delays in generating organic revenues in both the first and second quarters.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the second quarter of 2011:

On June 16, 2011, the Company filed documents supporting continued patent application related to the technology and processes used with respect the Company’s alternative credit and payment reporting platform. The Company remains underway with a complete process and technology compilation in order to file further patents regarding this function of the business.

On May 2, 2011, Sheppard, Mullin, Richter & Hampton referred the Company to another firm for handling future legal matters.  The small nature of the Company’s business and legal proceedings was identified as a primary driver for the referral.

On April 27, 2011, Trycera Financial, Inc. executed and alliance agreement with the National Credit Reporting Association.  The alliance is aimed at leveraging the Equal Credit Opportunity Act, Regulation B (ECOA Reg. B) with the key purpose of the agreement focused on establishing terms by which NCRA members will verify and report consumers' rental, utilities, and other recurring bill payment information to a Trycera customer's file.

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

Throughout the second quarter of 2011, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The new financial commitment entered into on March 30, 2011 is intended to provide improved funding over the coming quarters and is expected to allow the Company to remain focused on the delivery of the payment reporting and prepaid card businesses.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern  are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals as listed above during the second quarter.  Since the agreements have lapsed the Company has had intermittent contact with certain principals in the six months ending June 30, 2011.  It is expected that the Company will re-engage those parties listed above in the coming quarter to arrange cash payments or alternative arrangements in order to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2010.

Results of Operations

For the three months ended June 30, 2011

In the second quarter of 2011 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was a drop of 100% over the first quarter 2010 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2010 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2009 and 2010.

Revenue

Revenue from continuing operations was $37 and $150 for the quarters ended June 30, 2011 and 2010, respectively, representing an decrease of $113 or effectively 75%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $358 and $0 for the quarters ended June 30, 2011 and 2010, respectively, representing an increase of $358 or 0%.  The increase was nominal and incudes some nominal operating  cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $(321) and $150 for the quarters ended June 30, 2011 and 2010, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $860,539 and $239,484 for the quarters ended June 30, 2011 and 2010, respectively, representing an increase of $621,055 or 259%.  The key components of our first quarter 2011 operating expense are salaries and wages (23%) professional fees (8%) and general and administrative (56%) and stock based compensation (13%).

Salaries and wages expense were $201,538 and $129,230 for the quarters ended June 30, 2011 and 2010, respectively, representing an increase of $72,308 or 100%. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $477,724 and $95,004 for the quarters ended June 30, 2011 and 2010, respectively, representing an increase of $382,720 or 402%.  The increase resulted largely from the fact the Company paid vendors $300,000 in the form of stock, such stock being valued at $.05 per share.

Net loss

We incurred net losses of $905,094 and $276,780 for the quarters ended June 30, 2011 and 2010, respectively, representing an increase in net loss of $628,314 or 227%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2011 is compared to 2010.

For the six months ended June 30, 2011

In the first six months of 2011 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was a drop of 100% over the first quarter 2010 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2010 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2009 and 2010.

Revenue

Revenue from continuing operations was $149 and $300 for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $151 or effectively 50%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $2,203 and $316 for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $1,887 or 597%.  The increase was attributed to the typical costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was $(2,054) and $(16) for the six months ended June 30, 2011 and 2010, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $1,349,414 and $1,011,857 for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $337,557 or 33%.  The key components of our first quarter 2011 operating expense are salaries and wages (27%) professional fees (5%) and general and administrative (49%) and stock based compensation (18%).

Salaries and wages expense were $365,680 and $258,460 for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $107,220 or 100%. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms..

General and administrative expenses were $666,899 and $702,886 for the six months ended June 30, 2011 and 2010, respectively, representing an decrease of $35,987 or 5%.  The fluctuation resulted from the value of stock the company paid to various vendors during the periods.

Other income

Other income were $0 and $40,000 for the six months ended June 30, 2011 and 2010, respectively.  As previously stated, on February 25 2010, the Company had resolved an outstanding $40,000 arbitration debt under a debt conversion agreement with Triple Crown.  Under this agreement, the arbitration award was paid jointly to the recipient (Transfers4Less) by Triple Crown and the Company’s insurance provider.  The Company had shown the insurance settlement as other income for which there is no comparable for 2011.

Net loss

We incurred net losses of $1,431,794 and $1,013,443 for the six months ended June 30, 2011 and 2010, respectively, representing an increase in net loss of $418,351 or 41%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2011 is compared to 2010.

Liquidity and Capital Resources

As of June 30, 2011, cash totaled $22,745 as compared with $15,800 at December 31, 2010, resulting in an increase of $6,945 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to funding the operational expenses and cost of goods sold with the issue of common stock and convertible debt.  In the six months ended June 30, 2011, we used $367,416 of cash in operations.  For the comparable period in the prior year we used $504,807 of cash in operations.

Working capital was ($1,652,170) at June 30, 2011, as compared with working capital of ($1,395,631) at December 31, 2010.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2011, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2011:

On August 3, 2011, the Company sent a demand letter to Legacy Resources Development, LLC in regards to a default on a financing agreement.  Legacy Resources Development, LLC has invested more than $300,000 into the Company thus far, and in principle had agreed to invest $2.5 million dollars with an option of an additional $2.5 million dollars for a total of $5.0 millions dollars over the course of 11 quarters.

On August 1, 2011, the Company formally notified the Irvine Company that the Company would be vacating their primary offices effective August 30, 2011.  The limited use of the offices by personnel, coupled with unfulfilled promises of tenancy make carrying such overhead costs unnecessary.

On July 15, 2011, the Company filed paperwork incorporating a jointly owned LLC.  The LLC will be used to sell and promote budgeting and personal financial self help tools.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 17, 2011, the Company filed a complaint against GrupoMex Holdings LLC, in Los Angeles Superior Court.  The complaint is related to a contract breach committed by GrupoMex Holdings LLC in which GrupoMex failed to deliver equity funds in the amount of $2,500,000 within 45 days of August 17, 2010, which would have been October 1, 2010.  The Company had detrimentally relied on such funding and as of the date of the complaint, GrupoMex Holdings LLC had invested a total of $157,500 or 6.3% of the committed funding amount.

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended December 31, 2010 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended June 30, 2011 to the risk factors discussed in the periodic report noted above.

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

ITEM 3.        DEFAULTS UPON SENIOR DEBT

None

ITEM 4.       (REMOVED AND RESERVED)

ITEM 5.       OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: August 19, 2011	By:	/s/ Ray Smith
Ray Smith
President (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Bryan Kenyon
Bryan Kenyon
Chief Financial Officer (Principal Financial Officer)