Form 10-Q
period 2011-09-30
Trycera Financial, Inc.
filed 2012-03-09
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

At March 5, 2012, there were 495,236,446 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements
Trycera Financial, Inc.
Balance Sheets

	Sept 30,	December 31
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$909	$15,800
Prepaid expenses and other current assets	143,201	227,463
Total Current Assets	144,110	243,263

Property & Equipment, net	11,676	13,271
Total Fixed Assets	11,676	13,271

Other Assets
Deposits	6,711	6,711
Definite life intangible assets	198,784	55,680
Total Other Assets	205,495	62,391

Total Assets	$361,281	$318,925

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$607,415	$319,018
Accounts payable - related parties	122,440	277,062
Portfolio reserves	34,774	34,774
Accrued expenses	978,048	539,594
Unsecured notes	59,448	62,448
Senior secured notes	77,500	77,500
Debt conversion liability	281,374	328,498

Total Current Liabilities	2,160,999	1,638,894

Long-term Liabilities
10% unsecured convertible notes	344,135	173,649
Total Long-term Liabilities	344,135	173,649

Total Liabilities	2,505,134	1,812,543

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 482,451,446 and 455,201,446 shares issued and outstanding, respectively	482,451	455,201
Additional paid in capital	8,199,736	6,988,282
Prepaid stock compensation	(115,877)	(204,565)
Accumulated deficit	(10,710,163)	(8,732,536)
Total Stockholders’ Deficit	(2,143,853)	(1,493,618)
Total Liabilities & Stockholders’ Deficit	$361,281	$318,925

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2011	2010	2011	2010

Revenues
Stored value	$-	$137	$149	$437
	-	137	149	437

Cost of Sales	318	385	2,521	701
Gross Profit (loss)	(318)	(248)	(2,372)	(264)

Expenses
Salaries and wages	203,077	129,834	568,757	388,294
Stock based compensation	115,998	6,019	361,204	6,019
Professional fees	20,468	22,056	92,097	72,567
General & administrative	170,194	132,580	837,093	835,466

Total Expenses	509,737	290,489	1,859,151	1,302,346

Loss from Operations	(510,055)	(290,737)	(1,861,523)	(1,302,610)

Other Income (Expense)
Interest expense	(35,778)	(81,538)	(116,104)	(123,108)
Other income (expense)	-	-	-	40,000
Total Other Income (Expense)	(35,778)	(81,538)	(116,104)	(83,108)

Loss before tax	(545,833)	(372,275)	(1,977,627)	(1,385,718)
Income tax	-	-	-	-
Net Loss	$(545,833)	$(372,275)	$(1,977,627)	$(1,385,718)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	481,293,837	451,651,446	465,732,214	370,280,933

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	Sep 30,	Sep 30,
	2011	2010

Cash Flows from Operating Activities
Net Loss	$(1,977,627)	$(1,385,718)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,595	-
Amortization of prepaid stock compensation	88,688	101,976
Amortization of discount on note payable	43,362	87,221
Stock issued for services	420,000	779,249
Stock options and warrants	361,204	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	84,262	(282,321)
(Increase) decrease in deposits/reserves	-	(6,711)
Increase (decrease) in accounts payable	141,274	998
Increase (decrease) in accrued expenses	438,454	102,694
Net Cash Used by Operating Activities	(398,788)	(602,612)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(13,687)
Payments for definite life intangible assets	(143,104)	-
Net Cash Used by Investing Activities	(143,104)	(13,687)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	380,000	-
Proceeds from issuance 10% Convertible notes	-	100,000
(Increase) decrease in bank overdraft	-	(1,144)
Proceeds from issuance of unsecured notes	150,000	574,500
Payment of unsecured note	(3,000)	(39,000)
Net Cash Provided by Financing Activities	527,000	634,356

Net Increase (Decrease) in Cash and Cash Equivalents	(14,892)	18,057
Cash and Cash Equivalents at Beginning of Period	15,800	-
Cash and Cash Equivalents at End of Period	$908	$18,057

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$415,000	$1,279,249
Common stock issued for accounts payable	$7,500	$73,948
Common stock issued for debt	$70,000	$-
Promissory notes issued for prepaid services	$-	$340,000

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30,2011
(unaudited)

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has minimal cash on hand and few material assets outside key intellectual property.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding, grow revenues organically through new program launches and marketing campaigns and/or a profitable business venture to acquire or merge.

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

During the period ended June 30, 2011 the Company had issued, including the shares referred to above, 7,200,000 shares at between $.025 and $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $7,200 and $332,800 respectively.

In the first quarter of 2011, the Company agreed to issue an aggregate 300,000 shares of common stock for services at $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $300 and $14,700 respectively.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30,2011
(unaudited)

In the second quarter of 2011, the Company agreed to issue an aggregate 8,000,000 shares of common stock for services at $.05 per share. Accordingly, common stock and additional paid-in capital have been charged $8,000 and $392,000 respectively.

During June, 2011 the Company agreed to issue an aggregate 9,500,000 shares of common stock for the retirement of $77,500 of debt. Accordingly, common stock and additional paid-in capital have been charged $9,500 and $435,000 respectively. Since the market value on the date of the agreement exceeded the value debt relieved additional paid in capital has been charged $367,500.

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

On September 23, 2011, the Company acquired an existing business center in a video email communication company.  This communication company provides video email, video broadcasting, video newsletters, etc. to its consumers and our Company is using these products to educate consumers on our financial products and services.  The business center is anticipated in generating approximately $1.4 million in annual revenue and was acquired for 5 million shares of restricted common stock.

On September 7, 2011, we entered into a Convertible Note with a private individual and his attorney in the amount of $500,000.  The terms of the note is for twenty-four months and will earn simple interest at a rate of ten percent per annum and is to be paid quarterly.  The conversion of the principle and interest will be at a rate of ten percent discount off of the average ten day close or five cents whichever is greater.

NOTE 4 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued.

During the time from October 1, 2011 through March 5, 2012, the Company issued a total of 12,785,000 restricted common shares at a rate of $.035 to $.05 per share in exchange for various private investments and for an asset acquisition.

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

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations re-established in 2009, the Company restarted operations.  The core focus of the restarted operations is marketing prepaid card products, payment reporting products and a suite of personal financial products and services.  As a result, and at this time, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs that can adopt our payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we should be able to aggregate more payment reporting customers. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has been engaged in a host of negotiations for various credit products, budgeting tools, payment reporting products, strategic arrangements and operating agreements.  While various new agreements are in place, it is indeterminable how such agreements may positively or adversely affect the business.  As a result, the Company, while attempting to generate newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in launching new opportunities, work to begin generating organic revenues and developing strategic alliances and payment reporting partnerships.

Recent Developments

For the third quarter ending September 30, 2011, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continues as a spill over from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts.  The shortfalls in funding are the direct result of three groups over the course of a two year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build out, and the Company has continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch.  Throughout the third quarter and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any prepaid card issuer in efforts to develop a rapport for payment and recurring payment reporting.  During the third quarter, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is no longer seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

The Company believes that this strategy will be able to offer more predictable low cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will better align cardholders with a suite of financial tools that include personal budgeting tools, online card balance viewing, bill payment, convenient reloading options online or at retail and a financial management spending analysis tool.  We piloted a similar program in the past, but without specific target or installed cardholder base, the Company is uncertain when we may anticipate launching this program in conjunction with our payment reporting product and budgeting tools.

In conjunction with continuing efforts to expand operations and generate revenue, the Company spent additional time in the third quarter on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during the first, second and third quarters by the Company have failed or taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first three quarters.  The Company expects that organic revenues will be generated in the first half of 2012 to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the third quarter of 2011:

On September 23, 2011, the Company acquired an existing business center in a video email communication company.  This communication company provides video email, video broadcasting, video newsletters, etc. to its consumers and our Company is using these products to educate consumers on our financial products and services.  The business center is anticipated generate approximately $1.4 million in annual revenue starting in 2013 and was acquired for 5 million shares of our restricted common stock.

On September 7, 2011, the Company entered into a Subscription Agreement with Mr. Seth Weiner an non-affiliate of the Company pursuant to which Mr. Weiner was to acquire our 10% Convertible Promissory Note in the principal amount of $500,000.  This transaction has yet to be funded to the Company.  The Company anticipated using the funds from this loan to supply the necessary cash requirements to maintain operations and pay key employees since they have been paid minimal wages since their hiring.  To date, these funds were not received to the Company’s detriment.  Management is considering legal action against Mr. Weiner along with other business entities Mr. Weiner is associated with due to the representations made at the time of his funding commitment.

Throughout the third quarter of 2011, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The new financial commitment entered into on September 7, 2011 was intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company. The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals as listed above for some time.  Since the agreements have lapsed the Company has had intermittent contact with certain principals in the nine months ending September 30, 2011.  It is expected that the Company will re-engage those parties listed above in the coming quarter to arrange cash payments or alternative arrangements in order to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2011.

Results of Operations

For the three months ended September  30, 2011

In the third quarter of 2011 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result the Company had no revenue for the quarter ended September 30, 2011 comparable to revenue of $137 for the same quarter last year.

Revenue

Revenue from continuing operations was $0 and $137 for the quarters ended September 30, 2011 and 2010, respectively, representing an decrease of $137 or effectively 100%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $318 and $385 for the quarters ended September 30, 2011 and 2010.  The decrease was nominal and incudes some nominal operating  cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $(318) and $(248) for the quarters ended September 30, 2011 and 2010, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $509,737 and $290,489 for the quarters ended September 30, 2011 and 2010, respectively, representing an increase of $219,248.  The key components of our first quarter 2011 operating expense are salaries and wages ($203,077) professional fees ($20,468) and general and administrative ($170,194) and stock based compensation ($115,998).

Salaries and wages expense were $203,077 and $129,834 for the quarters ended September 30, 2011 and 2010, respectively, representing an increase of $73,243 or. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $170,194 and $132,580 for the quarters ended September 30, 2011 and 2010, respectively, representing an increase of $37,614.

Net loss

We incurred net losses of $545,833 and $372,275 for the quarters ended September 30, 2011 and 2010, respectively, representing an increase in net loss of $173,558.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2012 is compared to 2011.

For the nine months ended September 30, 2011

In the first nine months of 2011 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was a drop of 100% over the first quarter 2010 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2010 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2009 and 2010.

Revenue

Revenue from continuing operations was $149 and $437 for the nine months ended September 30, 2011 and 2010, respectively, representing an decrease of $288.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $2,521 and $701 for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of $1,820.  The increase was attributed to the typical costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was $(2,372) and $(264) for the nine months ended September 30, 2011 and 2010, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $1,859,151 and $1,302,346 for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of $556,805.

Salaries and wages expense were $568,757 and $388,294 for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of $180,463. The Company has two employees, both of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms..

General and administrative expenses were $837,093 and $835,466 for the nine months ended September 30, 2011 and 2010, respectively, representing a nominal increase in this expense The fluctuation resulted from the value of stock the company paid to various vendors during the periods.

Net loss

We incurred net losses of $1,977,627 and $1,385,718 for the nine months ended September 30, 2011 and 2010, respectively, representing an increase in net loss of $591,909.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2012 is compared to 2011.

Liquidity and Capital Resources

As of September 30, 2011, cash totaled $909 as compared with $15,800 at December 31, 2010, resulting in an decrease of $14,891 in cash and cash equivalents.  Working capital deficit was ($2,016,889) at September 30, 2011, as compared with working capital deficit of ($1,395,631) at December 31, 2010.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

The Company is currently being funded through a mix of equity investments and convertible note instruments to supply working capital for operations.  The Company has a substantial backlog of liabilities and will need to negotiate and reduce liabilities in order to remain on a viable business path.  If vendors, agents, suppliers and third parties are unwilling to agree to terms more favorable to the Company, there is a likelihood that the liabilities could materially and adversely affect day to day operations.  The funds invested and committed are primarily focused on driving business growth and not specifically earmarked to extinguish large tranches of debt or the backlog of liabilities. In event that the Company is unable to mitigate the affects of the liabilities, the Company may seek any and all necessary protections afforded under various state and federal laws.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2011 and throughout the first few quarters in 2012 in order to finance continued operations and to finance potential merger and/or acquisition investments.  In an event where the Company faces immediate insolvency, the Company may pursue the sale of its intellectual property, which may or may not have marketable value.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2011, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2011:

On November 9, 2011, Bryan Kenyon, our former Chief Financial Officer resigned from the Company.  There was no disagreement on any matters relating to the Company’s operations, policies or practices.

On November 21, 2011, Kevin Goldstein, our former Chief Technology Officer resigned from the Company.

On November 21, 2011, Michael G. Nathans, our former President of Credit Services resigned from the Company.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

             On January 10, 2012, the Company received a Notice of Claim and Conference from the Labor Commissioner, State of California Case Number 18-84756 BB.  The case was brought by Kevin Goldstein, our former Chief Technology Officer.  Mr. Goldstein stated he resigned from the Company effective November 21, 2011 as a result of the Company’s failure to maintain proper insurance and alleged the Company was in breach of his employment agreement dated October 25, 2010. Pursuant to the Claim, Mr. Goldstein is seeking $90,035.71 in back wages.  The Company intends to vigorously defend this Claim.

            On January 31, 2012, the Company received a Notice of Claim and Conference from the Labor Commissioner, State of California Case Number 18-84792 BB.  The case was brought by Michael G. Nathans, our former President of Credit Services.  Mr. Nathans stated he resigned from the Company effective November 21, 2011 as a result of the Company’s failure to maintain proper insurance and alleged the Company was in breach of his employment agreement with the Company dated September 17, 2010. Pursuant to the Claim, Mr. Nathans is seeking $152,054 in back wages.  The Company intends to vigorously defend this Claim.

Item 1A.       Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended September 30, 2011 to the risk factors discussed in the periodic report noted above.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2011, the Company acquired an existing business center in a video email communication company.  This communication company provides video email, video broadcasting, video newsletters, etc. to its consumers and our Company is using these products to educate consumers on our financial products and services.  The business center is anticipated in generating approximately $1.4 million in annual revenue and was acquired for 5 million shares of our restricted common stock.

On September 7, 2011, the Company entered into a Subscription Agreement with Mr. Seth Weiner an non-affilliate of the Company pursuant to which Mr. Weiner was to acquire our 10% Convertible Promissory Note in the principal amount of $500,000.  This transaction has yet to be funded to the Company.  The Company anticipated using the funds from this loan to supply the necessary cash requirements to maintain operations and pay key employees since they have been paid minimal wages since their hiring.  To date, these funds were not received to the Company’s detriment.  Management is considering legal action against Mr. Weiner along with other business entities Mr. Weiner is associated with due to the representations made at the time of his funding commitment.

On September 7, 2011, the Company issued Herbert Banner two million shares of restricted common stock in exchange for an investment of Forty Thousand Dollars ($40,000).

On August 8, 2011, the Company issued six million shares of restricted common stock pursuant to an agreement with Balius Consulting Group, Inc. which is the firm assisting Company with various accounting services.

On August 8, 2011, the Company issued MJ Rich Media Group one million shares of restricted common stock in exchange for an investment of Thirty-Five Thousand Dollars ($35,000).

Item 3.          Defaults Upon Senior Debt

None

Item 4.          (Removed and Reserved)

Item 5.          Other Information

On November 9, 2011, Bryan Kenyon, our former Chief Financial Officer resigned from the Company.  There was no disagreement on any matters relating to the Company’s operations, policies or practices.

On November 21, 2011, Kevin Goldstein, our former Chief Technology Officer resigned from the Company.

On November 21, 2011, Michael G. Nathans, our former President of Credit Services resigned from the Company.

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

Trycera Financial, Inc.

Date: March 8, 2012	By:	/s/ Ray Smith
Ray Smith
President (Principal Executive Officer) Principal Financial Officer (Principal Financial Officer)