Form 10-K
period 2011-12-31
Trycera Financial, Inc.
filed 2013-08-07
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30872

Trycera Financial, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	33-0910363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18100 Von Karman Ave, Suite 850, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (949) 705-4480.

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☐    No ☒       (2)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                                                   Accelerated Filer  ☐
Non-accelerated Filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,120,230.65 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s fiscal year or December 30, 2011.

At June 17, 2013, there were 503,108,446 shares of the registrant’s Common Stock outstanding.

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

All during 2011, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.  Despite the ongoing technical build out, the Company continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2011, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2010 and early parts of 2011, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In conjunction with continuing efforts to expand operations, the Company spent additional time in the 2011 on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during the first, second and third quarters of 2011 by the Company have taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls all contributed to slower than planned marketing as well as delays in generating organic revenues in both the first and second quarters.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

Recent Developments

In further support of continued operations, the company made a number of material changes to its operations throughout the 2011 fiscal year, including:

On November 25, 2011, the Company terminated the consulting agreement between Quest Capital Markets, Inc. dated May 25, 2010.

On November 21, 2011, Michael Nathans, or former President of Credit Services resigned from the Company.

On November 21, 2011, Kevin Goldstein, our former Chief Technical Officer resigned from the Company.

On November 15, 2011, the Company terminated the consulting agreement between JPA Capital, LLC dated June 15, 2010.

On November 9, 2011, Bryan Kenyon, our former Chief Financial Officer resigned from the Company.  There was no disagreement on any matters relating to the Company’s operations, policies or practices.

On October 7, 2011, the Company entered into a non-exclusive software license agreement with CRS & Associates, Inc. for the purpose of using this company’s software for credit data transfer.

On September 23, 2011, the Company acquired an existing business center in a video email communication company which provides video email, video broadcasting, video newsletters, etc. to its customers.  The Company uses these products to educate consumers on our financial products and services.  The purpose of the acquisition was to begin to generate revenue for the Company by promoting this video technology to consumers and other businesses.

On September 7, 2011, the Company notified the Irvine Company in writing that the Company would continue to stay at current location as a requirement by newest investor pledging $500,000.

On September 7, 2011, the Company entered into a Five Hundred Thousand Dollar ($500,000) Convertible Note with a private individual and his attorney who were introduced to Company by Michael Nathans, President of Credit Services.  The terms of the Note was for 24 months and was to earn simple interest at a rate of 10% per annum.

On August 3, 2011, the Company sent a demand letter to Legacy Resources Development, LLC in regards to a default on financing pursuant to the terms of signed and executed subscription agreement dated March 30, 2011 and amended on June 3, 2011.

On August 1, 2011, the Company formally notified the Irvine Company that the Company would be vacating their primary office location effective August 30, 2011 due to limited use of office space coupled with lack of funding from previous two investment groups.

On June 17, 2011, the Company filed a complaint against GrupoMex Holdings, LLC and Leticia R Castro in Los Angeles Superior Court relating to a contract breach.  The Company is also alleging detrimental reliance for the investor committing to invest in the Company and failing to deliver funds within 45 days of August 17, 2010 as per the terms of the signed and executed Subscription Agreement.  The complaint filed by Company sought the remaining balance of money owed according to subscription agreement which equaled $2,342,500, plus damages to be determined at the time of trial, plus interest and reasonable attorney fees.

On June 16, 2011, the Company supplied documents supporting continued patent application related to the technology and processes used with respect to the Company’s alternative credit and payment reporting and financial budgeting tools.

On June 3, 2011, the Company executed an amendment to subscription agreement between Company and Legacy Resources Development, LLC.  Such amendment increased total investment amount from $2,500,000 to $5,000,000 over eleven (11) quarters.

On April 27, 2011, Trycera Financial, Inc. executed an alliance agreement with the National Credit Reporting Association aimed at leveraging the Equal Credit Opportunity Act, regulation B (ECOA Reg. B) with the key purpose of the agreement focused on establishing terms by which NCRA members verify and report consumers’ rental, utilities, and other recurring bill payment information to a Trycera customer file.

On April 11, 2011, the Company filed a Form 8-K disclosing a change of auditor to Morrill & Associates, LLC. a PCAOB certified firm based in Utah.

On April 5, 2011, the Company re-filed the corrected Form 12b-25 with the Securities and Exchange Commission (SEC).  The date on the initial form was erroneously dated 03/31/2011, and resulting error caused the Company stock to be traded on both the Over the Counter Bulletin Board (OTCBB and Pinksheets (PK).  The corrected form remedied the dual exchange issue.

On March 30, 2011, the Company entered into a financial commitment agreement with Legacy Resources Development, LLC, a private equity group which agreed in principle to invest $2,500,000 over eight quarters, beginning the second quarter of 2011.

On March 29, 2011, the Company unilaterally terminated the subscription agreement dated August 17, 2010 between the Company and GrupoMex Holdings, LLC for non-performance.

On February 16, 2011, the Company filed a provisional patent application related to the technology and processes used with respect to the alternative credit reporting platform.

On February 4, 2011, Reiner Vanooteghem, the Company’s Vice President of Sales resigned to pursue other opportunities.

Throughout all four quarters of 2011, the Company continued to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services to date.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals for quite some.  It is expected that cash payments or alternative arrangements will be made in 2012 to mitigate any languishing liabilities to those particular parties.

In conjunction with continuing efforts to expand the operations, the Company’s CEO spent considerable time in the third and fourth quarters on creating a process to get recurring alternative payments added as trade lines on a traditional credit report in lieu of consumers having to supply lenders an additional supplemental credit reference statement.  The ability for the Company to add alternative payments to traditional credit reports streamlines the process for a consumer and reduces the amount of education required for the Company to provide both consumers and lenders to complete a loan.

During the fourth quarter, all primary operational efforts have been prioritized and focused on entering into new operating agreements, restarting operations and leveraging expertise via new hires in the alternative credit and reporting space.  At the start of the fourth quarter, the Company focused on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  We also continued progress and development of relationships on other marketing and sales channels with our banking partner, card issuer and program manager, Central National Bank.  The only prohibiting factor of proceeding forward with Central National Bank and rolling out card programs was the bank’s concern about the Company’s lack of funding.  The bank would not move forward until substantial funding had been secured and delivered to Company.

In addition to our new operations, we plan to expand in the coming quarters of 2012 through targeted acquisitions of small card portfolios and complementary personal financial services-related companies.  During the course of 2011, a number of initiatives undertaken by the Company have taken longer than expected or anticipated.  Significant working capital and capital constraints coupled with key management time constraints, increasing regulatory requirements and lengthening approval timeframes all contributed to slower than planned marketing as well as material delays in generating organic revenues throughout the year.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.  However, there are no assurances that the company can or will be able to generate the necessary revenues to sustain the operations and there are no assurances that the Company will secure the necessary funds to operate long term.

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

Employees

The Company currently has one full time equivalent, namely its President and CEO and Principle Finance Officer, Ray Smith.  Management of the Company expects to use third party providers, consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage other full- time employees at this time.  The future need for employees and their availability will be addressed in connection with the organic growth of the business and /or the strategic acquisition of related or unrelated businesses.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

           The Company entered into a twelve month lease to which commenced on March 9, 2012 for our administrative office and headquarters which are located at 18100 Von Karman Avenue, Suite 850, Irvine, CA  92612.  The Company may lease additional commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any additional facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

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

On February 19, 2012 the Company was served final notice to vacate its current office location located at 18200 Von Karman Ave, Suite 850, Irvine, CA 92612, by March 20, 2012 and pay final balance of $26,133.01.  This remaining balance is a direct result of the demand to stay at current location set forth by the private investor, Seth Weiner, who on September 7, 2011 entered into a Convertible Note to invest $500,000 into Company.

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

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010	First	$0.10	$0.05
	Second	$0.06	$0.05
	Third	$0.09	$0.04
	Fourth	$0.11	$0.02

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011	First	$0.055	$0.015
	Second	$0.06	$0.015
	Third	$0.05	$0.014
	Fourth	$0.23	$0.005

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

Holders

At October 6, 2011, the Company had 136 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Co., Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2011, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Purchases of Equity Securities

On September 26, 2011, the Company issued MJ Rich Media Corporation 5,000,000 shares of restricted common stock pursuant to asset acquisition purchase agreement dated September 22, 2011 relating to video communications business.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On September 7, 2011, the Company issued Mr. Herbert Banner 2,000,000 shares of restricted common stock in exchange for a $40,000 cash investment.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On August 8, 2011, the Company issued Balius Consulting Group, Inc. 2,000,000 shares of restricted common stock pursuant to service agreement dated June 17, 2011.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On August 8, 2011, the Company issued Balius Consulting Group, Inc. 6,000,000 shares of restricted common stock pursuant to service agreement dated June 17, 2011.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On August 8, 2011, the Company issued MJ Rich Media Corporation 1,000,000 shares of restricted common stock for a cash investment of $35,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On July 26, 2011, the Company issued Lift Up America 250,000 shares of restricted common stock at a rate of $0.03 per share as a donation to this nonprofit organization.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued Mr. Kenneth W. Raines 800,000 shares of restricted common stock for a cash investment of $20,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued MJ Rich Media Corporation 1,000,000 shares of restricted common stock for a cash investment of $35,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued Legacy Resources Development, LLC 4,400,000 shares of restricted common stock for a cash investment of $220,000 and pursuant to issuance instructions.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued RBC Capital Markets, LLC FBO Jim Dobler IRA 2,000,000 shares of restricted common stock for a cash investment of $100,000 and pursuant to issuance instructions regarding Legacy Resources Development, LLC.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued Mr. Herbert Banner 100,000 shares of restricted common stock as an equity kicker for loaning the Company $50,000 pursuant to a convertible promissory note.  The note is for twenty four months and is to gain simple interest at a rate of 10% per annum.  The equity kicker was calculated at then percent (10%) of loan amount divided by five (5) cents.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued Mr. Matthew Richards 250,000 shares of restricted common stock pursuant to compensation terms of being a Board of Director for Company.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On June 27, 2011, the Company issued Mr. Kevin Goldstein 4,000,000 shares of restricted common stock pursuant to compensation terms in employment agreement dated October 25, 2010.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.  Stock was issued pursuant to employment agreements. The Company reserves the right to explore possible fraudulent representations made by employees and is considering litigation for clarification.

On June 27, 2011, the Company issued Mr. Michael G Nathans 10,000,001 shares of restricted common stock pursuant to compensation terms in employment agreement dated September 17, 2010.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.  Stock was issued pursuant to employment agreements. The Company reserves the right to explore possible fraudulent representations made by employees and is considering litigation for clarification.

On February 2, 2011, the Company issued Mr. Herbert Banner 200,000 shares of restricted common stock as an equity kicker for loaning the Company $100,000 pursuant to a convertible promissory note.  The note is for twenty four months and is to gain simple interest at a rate of 10% per annum.  The equity kicker was calculated at ten percent (10%) of the loan amount divided by five (5) cents.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

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

All during 2011, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.  Despite the ongoing technical build out, the Company continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2011, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2010 and early parts of 2011, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

Results of Operations -- Year Ended December 31, 2011, versus the Year Ended December 31, 2010

In 2011, we saw revenues remain flat with the prior year.  The lack of revenue was attributed mostly to the fact the Company had signed investment commitments and the investors failed to deliver funds as promised.  To the detriment of the Company, these committed funds were relied upon to fulfill agreements both already in place as well as those being negotiated.  To date, the Company still remains in developmental stage and re-entry into the financial services, alternative credit payment reporting and personal budgeting business.

Revenue

Revenue was $299 and $3,070 for the years ended December 31, 2011 and 2010, respectively, representing a decrease of $2,771 or 90%. Our 2010 results reflect the winding up of the operations and the commencement of our new business plan.

Cost of Sales and Gross Profit

Cost of sales was $3,143 and $1,554 for the years ended December 31, 2011 and 2010, respectively, representing an increase of $1,589 or 102%.  The increase was attributed to minimum program fees and expenses related to existing products.

The resulting gross profit (loss) margin was (951%) and 49% for the years ended December 31, 2011 and 2010, respectively. Management expects a strategic alternative to favorably impact the underlying gross profit margin but that is only determinable upon execution of an effective alternative.

Operating expenses

Operating expenses were $2,119,997 and $2,247,579 for the years ended December 31, 2011 and 2010, respectively, representing a decrease of $127,582 or 6%. The major components of operating expense are salaries and wages (27%) general and administrative (47%) professional fees (5%) and impairment of assets (14%).  A material amount of the operating expenses through the years ended December 31, 2011 have been accrued and continue to be unpaid or paid in small increments.

Salaries and wages expense was $576,475 and $618,500 for the years ended December 31, 2011 and 2010, respectively, representing an decrease of $42,025 or 7%. The decrease resulted from the resignations of some of the employees and officers of the Company.

General and administrative expense was $988,136 and $1,027,614 for the years ended December 31, 2011 and 2010, respectively, representing a decrease $39,478 or 4%. The decrease resulted from a decrease in outside services.

Professional fees and expenses were $98,097 and $97,921 for the years ended December 31, 2011 and 2010, respectively, representing an increase of $176 or 0%.   As the Company’s operations have been fairly minor for both of periods there was very little change in the need for professional fees.

Impairment of assets expense was $298,784 and $0 for the years ended December 31, 2011 and 2010, respectively, representing an increase of $298,784.   The impairment relates to the write-down of assets of the Company for which management is not sure as to the amount, if any, and timing of future benefits related to the assets.

Other income (expense)

Other income (expense) was ($306,624) and ($134,799) for the years ended December 31, 2011 and 2010, respectively.  The main component of other expense is the financing costs which resulted from notes payable.

Net loss

We incurred net losses of $2,429,465 and $2,380,862 for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of December 31, 2011, cash totaled $179 as compared with $15,798 of cash at December 31, 2010, resulting in a decrease of $15,619 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to the nature of winding up the primary business and while management sought a strategic alternative.  For the year ended December 31, 2011, we used $399,653 of cash in operations.  For the comparable period in the prior year we used $713,025 of cash in operations.

Cash provided from financing activities was $527,136 and $798,306 for the years ended December 31, 2011 and 2010, respectively. The Company raised $380,000 in equity investments and a further $150,000 in convertible notes during the year ended December 31, 2011.

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.  Management is currently in the process of raising funds intended to raise short term operating capital while it considers strategic alternatives.  An equity offering amounting to $2,500,000 was completed in August of 2010 but was marginally fulfilled for only $157,500 out of the total of $2,500,000.  In March of 2011, the Company secured a replacement investment of $2,500,000 which was also marginally fulfilled in the amount of $320,000.  Up until present the Company has detrimentally relied on these secured investments and the Company is reviewing any and all implications of the related under funding. The Company has been successful in negotiating tranches of debt down or eliminating debt and continues to do so. Separately, if the Company is unable to secure outside funding, management may attempt to continue to renegotiate outstanding debts and satisfy liabilities through organically generated revenue, if any.

Working capital was ($2,357,407) at December 31, 2011, as compared with working capital of $(1,181,836) at December 31, 2010.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2011, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the year ended December 31, 2011:

On March 9, 2012, the Company entered into a 10% Convertible Note agreement with MJ Rich Media in the amount of $500,000.  The terms of this note are for twenty four (24) months and generate simple interest at the rate of ten percent (10%) per annum.  Funds are to be received in five separate installments of $100,000 each and all funds are expected to be received by Company on or before May 12, 2012.

On March 9, 2012, the Company entered into a twelve (12) month lease agreement with ServCorp to rent office space at a rate of $1,461.40 per month.  The term of this lease agreement ends on April 1, 2013.

On March 6, 2012, the Company launched a Joint Venture with Education for Homes, LLC to cross-market each other’s products and services.  These services include the Company’s credit building and budgeting tools along with Education for Homes’ educational series entitled ‘The Financial Guide to Freedom”.

On February 29, 2012, the Company was given final notice to vacate current office space located at 18200 Von Karman Ave, Suite 850, Irvine, CA 92612 and pay remaining balance of $26,133.01 by March 20, 2012.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2011 and 2010, we did not engage in any off-balance sheet arrangements.

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

Management’s report on internal control over financial reporting

Our management consists of Ray A. Smith, our Chief Executive Officer (“CEO”), and our Principal Financial Officer (“PFO”), and is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO and PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

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

The Company has no material operations or staff at this time, however, management is making every effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO and our legal counsel review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  In order to mitigate further weakness, the Company maintains a third party CPA independent of the Company auditors to participate in the accounting and review process.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO and PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2011.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors:

Name	Age	Position(s)	Director Since	Employment Background
Matt Richards	44	Director	2010	Matthew Richards is a national trainer, public speaker and educator. For 27 years, Mr. Richards has been a business and marketing consultant and a real estate investor.
Ray A. Smith	39	President and Chief Executive Officer / Director	2009
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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2011 and 2010:

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Bryan W. Kenyon, CFO/COO	2011	$206,000	(1)	0	0	0	$0	$206,000

Ray A. Smith President/CEO	2011	$240,000	(1)	0	0	0	$0	$240,000

(1)
The salaries of Messrs Smith and Kenyon were largely accrued throughout the year as a result of limited working capital.  While Messrs Smith and Kenyon support the Company, the actual salary paid out to each individual amounts on average to thirty seven percent (37%) of the full salary listed herein.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Kenyon and Smith, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2011:

Name	Option awards(1) ($)	All other compensation ($)	Total ($)
Matthew Richards (1)	$
$
$

(1)
The grants and options vest at a rate of 1/4th of the total options granted at the end of each three-month period, which initial period shall commence on the day of the grant, and immediately in the event of a Corporate Transaction, as defined in the Plan. The value of the shares and options was determined in accordance with FAS 123R.

Standard Arrangements for Outside Directors.  Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our board of directors.  The board has adopted a policy to compensate non-employee directors.  Each such director receives options for each year of service.  At the commencement of each year of service as a non-employee director, the person receives options to purchase 250,000 shares.  The options are exercisable at market value on the date of grant based upon the average closing bid price for the ten trading days immediately preceding appointment or the anniversary date.  The board also grants annual options to purchase 10,000 shares for these directors to serve on a committee of the board, and 5,000 shares to chair the committee.  These options vest as to 25% of the options per quarter, starting on the date of grant.  They expire five years from the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of March 15, 2012, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Ray A. Smith 18100 Von Karman Ave Suite 850 Irvine, CA 92612	191,000,000	38.57%
Bryan Kenyon 18100 Von Karman Ave Suite 850 Irvine, CA 92612	191,715,080 (1)	38.71%
Matthew Richards 18100 Von Karman Ave Suite 850 Irvine, CA 92612	500,000.001%
Executive Officers and Directors as a Group (3 Person)	383,215,080	77.38%
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
Total

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with the change of control at January 22,2009 , all outstanding 10% Senior Secured Promissory Notes, including notes issued to Messrs Knitowski and Dang, former directors of the Company, were cancelled.  These notes were in the principal amount of $77,500.  Also in connection with the change of control, the consulting agreement with Ecewa Capital Group, LLC and the rental agreement with Curo Capital, LLC, entities controlled by Mr. Knitowski, were cancelled.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Morrill & Associates, LLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $25,000 and $34,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2011 and 2010, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2011 and 2010.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2011 and 2010
Statements of Operations for the years ended December 31, 2011 and 2010
Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010
Statements of Cash Flows for the years ended December 31, 2011 and 2010
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

Trycera Financial, Inc.

Date: August 5, 2013	By:	/s/ Ray A. Smith
Ray A. Smith
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: August 5, 2013	By:	/s/ Matt Richards
Matt Richards
Director

Date: August 5, 2013	By:	/s/ Ray A. Smith
Ray A. Smith
President (Principal Executive Officer)

Date: August 5, 2013		/s/ Ray A. Smith
Ray A. Smith
PFO (Principal Financial and Accounting Officer)

TRYCERA FINANCIAL, INC

For the years ended December 31, 2011 and 2010

Table of Contents

For the years ended December 31, 2011 and 2010

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Trycera Financial, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Trycera Financial, Inc. as of December 31, 2011 and 2010 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trycera Financial, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11, the accompanying December 31, 2010 financial statements have been restated.

/s/ Morrill & Associates

Morrill & Associates, LLC
Bountiful, Utah
August 2, 2013

Trycera Financial, Inc.
Balance Sheets

	December 31,	December 31,
	2011	2010
		(restated)
Assets
Current Assets
Cash	$179	$15,800
Prepaid expenses and other current assets	75,000	227,463
Total Current Assets	75,179	243,263

Property & Equipment, net	11,143	13,271
Total Fixed Assets	11,143	13,271

Other Assets
Deposits	6,711	6,711
Definite life intangible assets	-	55,680
Total Other Assets	6,711	62,391

Total Assets	$93,033	$318,925

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$136	$-
Accounts payable	557,165	319,018
Accounts payable - related parties	165,565	277,062
Portfolio reserves	34,774	34,774
Accrued expenses	962,069	539,594
Unsecured notes	59,448	62,448
Senior secured notes	77,500	77,500
Convertible notes payable, net of discounts	575,929	114,703

Total Current Liabilities	2,432,586	1,425,099

Long-term Liabilities
10% unsecured convertible notes		173,649
Total Long-term Liabilities	-	173,649

Total Liabilities	2,432,586	1,598,748

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 502,901,447 and 455,201,446 shares issued and outstanding, respectively	502,901	455,201
Additional paid in capital	8,447,791	7,287,736
Prepaid stock compensation	(42,585)	(204,565)
Accumulated deficit	(11,247,660)	(8,818,195)
Total Stockholders’ Deficit	(2,339,553)	(1,279,823)
Total Liabilities & Stockholders’ Deficit	$93,033	$318,925

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Operations

	For the Year Ended
	Dec 31,	Dec 31,
	2011	2010
		(restated)
Revenues
Stored value	$299	$3,070
	299	3,070

Cost of Sales	3,143	1,554
Gross Profit (loss)	(2,844)	1,516

Expenses
Salaries and wages	576,475	618,500
Stock based compensation	158,505	503,544
Professional fees	98,097	97,921
Impairment of assets	298,784	-
General & administrative	988,136	1,027,614

Total Expenses	2,119,997	2,247,579

Loss from Operations	(2,122,841)	(2,246,063)

Other Income (Expense)
Interest income	-	-
Interest expense	(306,624)	(174,799)
Other income (expense)	-	40,000
Total Other Income (Expense)	(306,624)	(134,799)

Loss before tax	(2,429,465)	(2,380,862)
Income tax	-	-
Net Loss	$(2,429,465)	$(2,380,862)

Basic loss Per Share:

Loss per share	$(0.01)	$(0.01)
Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares	479,445,830	390,620,214

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows

	For the Years Ended
	Dec 31,	Dec 31,
	2011	2010
		(restated)
Cash Flows from Operating Activities
Net Loss	$(2,429,465)	$(2,380,862)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	2,128	532
Impairment of intangible assets	298,784	-
Amortization of prepaid stock compensation	161,980	128,268
Amortization of discount on note payable	207,035	231,220
Stock issued for services	429,750	776,500
Stock options and warrants	158,505	503,544
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	152,463	(227,463)
(Increase) decrease in deposits/reserves	-	(6,711)
Increase (decrease) in accounts payable	148,150	171,480
Increase (decrease) in accrued expenses	471,017	90,469
Net Cash Used by Operating Activities	(399,653)	(713,023)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(13,803)
Payments for definite life intangible assets	(143,104)	(55,680)
Net Cash Provided by Investing Activities	(143,104)	(69,483)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	380,000	267,500
Proceeds from issuance 10% Convertible notes	150,000	-
(Increase) decrease in bank overdraft	136	(1,144)
Proceeds from issuance of unsecured notes	-	573,450
Payment of unsecured note	(3,000)	(41,500)
Net Cash Provided by Financing Activities	527,136	798,306

Net Increase (Decrease) in Cash and Cash Equivalents	(15,621)	15,800
Cash and Cash Equivalents at Beginning of Period	15,800	-
Cash and Cash Equivalents at End of Period	$179	$15,800

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$1,185,039	$2,176,500
Common stock issued for accounts payable and accrued expenses	$43,500	$73,948
Common stock issued for debt	$445,000	$-
Common stock issued for prepaid assets	$100,000	$340,000

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Stockholder’s Deficit
From the Years Ended December 31, 2011 and 2010

	Common Stock		Paid-In	Prepaid	Accumulated
	Shares	Amount	Capital	Equity	Deficit
Balance, at December 31, 2009	44,301,446	44,301	5,743,147	(330,083)	(6,437,333)

Shares issued for services at at $0.011 - $0.05 per share	402,250,000	402,250	4,027,000	(2,750)	-

Issue of stock for relief of debt - FMV of stock in excess of debt relieved	-	-	(3,650,000)	-	-

Stock compensation recognized as expense	-	-	-	128,268	-

Options granted in connection with employment agreement	-	-	503,544	-	-

Discount on note payable	-	-	405,195	-	-

Shares issued for cash pursuant to private placement memorandum at $0.02 per share	5,300,000	5,300	94,700	-	-

Shares issued for cash pursuant to private placement memorandum at $0.05 per share	3,350,000	3,350	164,150	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	(2,380,862)

Balance, at December 31, 2010	455,201,446	$455,201	$7,287,736	$(204,565)	$(8,818,195)

Shares issued for cash pursuant to private placement memorandum at $0.05 per share	6,400,000	6,400	313,600	-	-

Shares issued for cash pursuant to private placement memorandum at $0.025 per share	800,000	800	19,200	-	-

Shares issued for cash pursuant to private placement memorandum at $0.02 per share	2,000,000	2,000	38,000	-	-

Shares issues in connection with excercise of options at $.001	14,000,001	14,000	(596,784)	-	-

Shares issues in connection with accrued compensation at $.03	1,200,000	1,200	34,800	-	-

Shares issued for services at $.05	8,550,000	8,550	416,200	-	-

Shares issued for services at $.02	250,000	250	4,750	-	-

Shares issued in exchange for retirement of debt at $0.001	7,500,000	7,500	367,500	-	-

Issue of stock for relief of debt - FMV of stock in excess of debt relieved	-	-	(367,500)	-	-

Discount on note payable	-	-	12,000	-	-

Shares issued in exchange for retirement of debt at $0.035	2,000,000	2,000	68,000	-	-

Stock compensation recognized as expense	-	-	755,289	161,980	-

Stock issued for call center commissions	5,000,000	5,000	95,000	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	(2,429,465)

Balance, at December 31, 2011	502,901,447	$502,901	$8,447,791	$(42,585)	$(11,247,660)

The accompanying notes are an integral part of these financial statements.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

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

During 2011, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.  Despite the ongoing technical build out, the Company continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2011, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2010 and early parts of 2011, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company uses the accrual method of accounting and has adopted a calendar year-end.

B.   Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

With regard to events related to purchases of stored value or prepaid card products, the Company has sold no such goods at this time.  When the Company begins to sell such stored value products, a customer who purchases a prepaid card product will pay an upfront acceptance fee in addition to paying some incremental value to add to the stored value card. The Company recognizes only the acceptance fee revenues, as the actual pre-funded load value is electronically transferred from our partner processor to an FDIC-insured account at our partner bank.  The Company never possesses the actual pre-funded load value, which resides in a secure account at our processor before being sent to a non-Company accessible customer funding account at our bank.  As a result, there is no general accounting treatment for the amounts pre-funded on the stored value cards.  With respect to the acceptance fee, the Company will collect the acceptance fee from the customer, satisfying criteria (i) under SAB 104 with a persuasive evidence of an arrangement.  The company does not realize the revenue from the acceptance income until the customer has activated their card. The activation of their card requires that they have passed the legal requirements of identity verification and an embossed card in their name has been mailed to their physical address and lastly the client with the card in their physical possession has called to activate their card. Moreover, the funds have been prepaid by the customer and thus as outlined in criteria (iv) the collectability is reasonably assured. In both instances, the Company simply supplies a product or financial tool to a customer.  There are no unearned income ramifications since the funds are held in an FDIC-insured account by our partner Bank and not under the control of the Company. The consumer may choose to spend or not spend the money on the stored value card, but the Company after the initial transaction has no obligation to provide future products.  The Company does host a customer service center to receive and resolve any issues that may arise out of the use of the prepaid card product.

The consulting revenue the Company receives is billed after satisfying the customers' requirement and which follows the criteria of SAB 104 more specifically relating to the delivery of services rendered as outlined in criteria (ii).

C. Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company has $179 and $15,800 in cash and cash equivalents at December 31, 2011 and 2010 respectively.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.   Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consists of the following and are recorded at cost:

	2011	2010

Furniture	$11,062	$11,062
Equipment	2,741	2,741

Total fixed assets	13,803	13,803
Accumulated depreciation	(2,660)	(532)

Net Fixed assets	11,143	13,271

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

E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee stock options of 0 and 45,000,000, have not been considered in the fully diluted earnings per share calculation in 2011 and 2010, due to the anti-dilutive effect.

	For the Year Ended
	Dec 31,	Dec 31,
	2011	2010

Basic loss per share
Net loss (numerator)	(2,429,465)	$(2,380,862)
Weighted average shares (denominator)	479,445,830	390,620,214

Per share amount	(0.01)	$(0.01)

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.

I.   Selling, General and Administrative Costs

Selling, general and administrative expenses included the following for the years ended December 31, 2011 and 2010.

	2011	2010

Insurance	$38,778	$33,136
Rent	61,810	24,834
Investor relations	19,682	2,316
Travel and Entertainment	500	29,757
Technology costs	73,273	11,738
Outside services	757,576	897,446
General and administrative	36,517	28,386
	$988,136	$1,027,614

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2011 and 2010.

	2011	2010

Prepaid insurance	$-	$7,463
Prepaid consulting services	75,000	220,000
	$75,000	$227,463

K.   Accrued Expenses

Accrued expenses included the following for the years ended December 31, 2011 and 2010.

	2011	2010

Accrued Payroll and Compensated Absences	$589,707	$274,706
Interest payable	129,617	54,573
Program termination costs	55,000	55,000
Card processing liability	-	9,903
Vacation accrual	97,835	55,501
Other	89,911	89,911
	$962,070	$539,594

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

L.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed.  With the stored value portfolio, the Company has not implemented a specific policy. Since a majority of the transaction activity is prepaid, the Company does not often provide services and load product until funds have been provided in advance. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2011  and 2010 the allowance for bad and doubtful accounts was $0.

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

P.  Subsequent Events Evaluation

On February 19, 2012, the Company was given final notice to vacate current office space located at 18200 Von Karman Ave, Suite 850, Irvine, CA 92612 and pay remaining balance of $26,133.01 by March 20, 2012.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 12, the Company entered into a twelve month lease to which commenced on March 9, 2012 for our administrative office and headquarters which are located at 18100 Von Karman Avenue, Suite 850, Irvine, CA  92612.  The Company may lease additional commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any additional facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

On March 9, 2012, the Company entered into a 10% Convertible Note agreement with MJ Rich Media in the amount of $500,000.  The terms of this note are for twenty four (24) months and generate simple interest at the rate of ten percent (10%) per annum.  Funds are to be received in five separate installments of $100,000 each and all funds are expected to be received by Company on or before May 12, 2012.

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

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as noted aove there are no material subsequent events to report.

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and  2010.

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 5 –  INCOME TAXES

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which modifies the guidance on uncertain tax positions in FASB Accounting Standards Codification™ (ASC or Codification) 740, Income Taxes (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes), as follows:

●	Provides implementation guidance that is applicable for all entities

●	Amends the disclosure requirements for nonpublic entities by eliminating the requirements for certain disclosures

The Company currently has no issues that would mandate application of any deferred tax items or expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses of $6,210,682 as of December 31, 2011 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax asset:
Net operating loss carry forward	$3,636,847	$2,810,829
Valuation allowance	(3,636,847)	(2,810,829)
	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(826,018)	(780,369)
Change in allowance	826,018	780,369
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses may be offset against future taxable income through 2031.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss  carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 6 – NOTES PAYABLE

	2011	2010
		(restated)

Senior Secured Notes	$77,500.00	$77,500.00
Note payable to entity controlled by former officer(s), of the Company, unsecured, interest at 10% originally due December 31, 2010. Currently past due.
Total Senior Secured Notes	$77,500.00	$77,500.00

Unsecured Notes	$59,448.00	$62,448.00
Note payable to former service provider, unsecured, interest at 10% originally due February 23, 2011. Currently past due.
Total Unecured Notes	$59,448.00	$62,448.00

Debt Conversion Liability
Convertible Debt Liability-Banner1	$100,000	$100,000
Discount Convertible debt-Banner 1	(2,208)	(13,556)
Note payable to unrelated investor, unsecured, interest at 10% originally due March 12, 2012. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible Debt Liability-Banner2	100,000	100,000
Discount Convertible debt-Banner 2	(3,551)	(9,551)
Note payable to unrelated investor, unsecured, interest at 10% originally due August 4, 2012. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible debt liability-Banner3	100,000	-
Discount Convertible debt-Banner 3	(5,192)	-
Note payable to unrelated investor, unsecured, interest at 10% originally due January 14, 2013. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible debt liability-Banner4	50,000	-
Discount Convertible debt-Banner 4	(1,203)	-
Note payable to unrelated investor, unsecured, interest at 10% originally due March 13, 2013. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible debt liability - JPA	62,542	120,000
Discount convertible debt-JPA	(27,288)	(87,288)
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.
Note is convertible into common stock at $.001 per share

Convertible debt liability - Quest	240,000	240,000
Discount convertible debt-Quest	(47,671)	(167,668)
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.
Note is convertible into common stock at $.001 per share

Convertible debt liability - Grid	10,500	10,500
Discount convertible debt-Grid	-	(4,085)
Note payable to unrelated investor, unsecured, interest at 10% originally due May 22, 2011. Currently past due.
Note is convertible into common stock at $.001 per share
	$575,929	$288,352

Total notes payable	$712,877	$428,300

Maturities of notes payable 2012	$712,877

Accrued interest on notes payable	$129,617	$54,573

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 7 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2010, the Company issued an aggregate 402,050,000 shares of common stock for services at $.011 per share. Accordingly, common stock and additional paid in capital have been charged $402,050 and $4,025,000 respectively.

During the year ended December 31, 2010, the Company issued an aggregate 200,000 shares of common stock for services at $.05 per share. Accordingly, common stock and additional paid in capital have been charged $200 and $2,000 respectively

During the year ended December 31, 2010, the Company issued an aggregate 8,650,000 shares of common stock at $0.02 - $0.05 pursuant to a private placement. Accordingly, common stock and additional paid in capital have been charged $8,650 and $258,850 respectively.

During the year ended December 31, 2011, the Company issued an aggregate 9,200,000 shares of common stock at $0.02 - $0.05 pursuant to private placements. Accordingly, common stock and additional paid in capital have been charged $9,200 and $370,800 respectively.

During the year ended December 31, 2011, the Company issued an aggregate 1,200,000 shares of common stock for accrued compensation at $0.03 per share. Accordingly, common stock and additional paid in capital have been charged $1,200 and $34,800 respectively.

During the year ended December 31, 2011, the Company issued an aggregate 8,800,000 shares of common stock for services at $0.02 - $0.05 per share. Accordingly, common stock and additional paid in capital have been charged $8,800 and $420,950 respectively.

During the year ended December 31, 2011, the Company issued an aggregate 9,500,000 shares of common stock for debt at $0.001 - $0.035 per share. Accordingly, common stock and additional paid in capital have been charged $9,500 and $435,500 respectively.

During the year ended December 31, 2011, the Company issued an aggregate 14,000,001 shares of common stock in connection with options exercised related to employment agreements at $.001. Accordingly common stock has been charged $9,500 and additional paid in capital was debited $596,784 to account for previously charged stock compensation expense.

During the year ended December 31, 2011, the Company issued an aggregate 5,000,000 shares of common stock for assets at $0.02 per share. Accordingly, common stock and additional paid in capital have been charged $5,000 and $95,000 respectively. The assets were subsequently impaired and written off.

NOTE 8 –  STOCK OPTION PLAN

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 8 – STOCK OPTION PLAN (Continued)

The following schedule summarizes the activity during the periods ending December 31, 2011 and December 31, 2010 respectively:
	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2011	45,000,000	$0.001
Options Granted	-	-
Options Exercised	(14,000,001)	0.001
Options Canceled/expired	(30,999,999)	0.001
Options Outstanding at December 31, 2011	-	$-
Options Exercisable at December 31, 2011	-	$-

	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2010	-	$-
Options Granted	45,000,000	0.001
Options Exercised	-	-
Options Canceled	-	-
Options Outstanding at December 31, 2010	45,000,000	$0.001
Options Exercisable at December 31, 2010	12,000,001	$0.001

The amount of stock option compensation expense was $755,290 and $503,264 for the years ended December 31, 2011 and 2010, respectively. The expense was calculated using the Black-Scholes option pricing model.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 8 – STOCK OPTION PLAN (Continued)

Employee stock options outstanding and exercisable under this plan as of December 31, 2011 and December 31, 2010 are:

December 31, 2011
		Weighted	Average	Weighted
	Number of	Average	Remaining	Number
Range of	Options	Exercise	Contractual	of Options
Exercise Price	Granted	Price	Life (Years)	Vested

$.001 - $.001	-	$0.000	0.0	-

December 31, 2010
		Weighted	Average	Weighted
	Number of	Average	Remaining	Number
Range of	Options	Exercise	Contractual	of Options
Exercise Price	Granted	Price	Life (Years)	Vested

$.001 - $.001	45,000,000	$0.001	4.8	12,000,000

NOTE 9 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has $43 on hand and few material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 10  RESTATED FINANCIAL STATEMENTS

During the audit of the year ended December 31, 2011 certain errors were discovered regarding the accounting and reporting related to convertible debt instruments.  Summarized financial statements reflecting this restatement are as follows:

Trycera Financial, Inc.
Balance Sheet
As of December 31, 2010

	As Originally
	Reported	As Restated	Change
Assets
Current Assets
Cash	$15,800	$15,800	$-
Prepaid expenses and other current assets	227,463	227,463	-
Total Current Assets	243,263	243,263	-

Property & Equipment, net	13,271	13,271	-
Total Fixed Assets	13,271	13,271	-

Other Assets
Deposits	6,711	6,711	-
Definite life intangible assets	55,680	55,680	-
Total Other Assets	62,391	62,391	-

Total Assets	$318,925	$318,925	$-

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$-	$-
Accounts payable	319,018	319,018	-
Accounts payable - related parties	277,062	277,062	-
Portfolio reserves	34,774	34,774	-
Accrued expenses	539,594	539,594	-
Unsecured notes	62,448	62,448	-
Senior secured notes	77,500	77,500	-
Convertible debt liability, net of discounts	328,498	114,703	(213,795)

Total Current Liabilities	1,638,894	1,425,099	(213,795)

Long-term Liabilities
10% unsecured convertible notes	173,649	173,649	-
Total Long-term Liabilities	173,649	173,649	-

Total Liabilities	1,812,543	1,598,748	(213,795)

Commitments	-	-	-

Stockholders’ Deficit

Preferred Stock	-	-	-
Common Stock	455,201	455,201	-
Additional paid in capital	6,988,282	7,287,736	299,454
Prepaid stock compensation	(204,565)	(204,565)	-
Accumulated deficit	(8,732,536)	(8,818,195)	(85,659)
Total Stockholders’ Deficit	(1,493,618)	(1,279,823)	213,795
Total Liabilities & Stockholders’ Deficit	$318,925	$318,925	$-

Trycera Financial, Inc.
Statements of Operations
For the year ended December 31, 2010

	As Originally
	Reported	As Restated	Change
Revenues
Stored value	$3,070	$3,070	$-
	3,070	3,070	-

Cost of Sales	1,554	1,554	-
Gross Profit (loss)	1,516	1,516	-

Expenses
Salaries and wages	618,500	618,500	-
Stock based compensation	503,544	503,544	-
Professional fees	97,921	97,921	-
General & administrative	1,027,614	1,027,614	-

Total Expenses	2,247,579	2,247,579	-

Loss from Operations	(2,246,063)	(2,246,063)	-

Other Income (Expense)
Interest expense	(89,140)	(174,799)	(85,659)
Other income (expense)	40,000	40,000	-
Total Other Income (Expense)	(49,140)	(134,799)	(85,659)

Loss before tax	(2,295,203)	(2,380,862)	(85,659)
Income tax	-	-	-
Net Loss	$(2,295,203)	$(2,380,862)	$(85,659)

Basic loss Per Share:

Loss per share	$(0.01)	$(0.01)	$(0.00)
Net Loss Per Share	$(0.01)	$(0.01)	$(0.00)

Weighted Average Shares	390,620,214	390,620,214	-

Trycera Financial, Inc.
Statements of Cash Flows
For the year ended December 31, 2010

	As Originally
	Reported	As Restated	Change
Cash Flows from Operating Activities
Net Loss	$(2,295,203)	$(2,380,862)	$(85,659)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	532	532	-
Amortization of prepaid stock compensation	128,268	128,268	-
Amortization of discount on note payable	145,561	231,220	85,659
Stock issued for services	776,500	776,500	-
Stock options and warrants	503,544	503,544	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	(227,463)	(227,463)	-
(Increase) decrease in deposits/reserves	(6,711)	(6,711)	-
Increase (decrease) in accounts payable	171,480	171,480	-
Increase (decrease) in accrued expenses	90,467	90,469	-
Net Cash Used by Operating Activities	(713,025)	(713,023)	-

Cash Flows from Investing Activities
Acquisition of property and equipment	(13,803)	(13,803)	-
Payments for definite life intangible assets	(55,680)	(55,680)	-
Net Cash Provided by Investing Activities	(69,483)	(69,483)	-

Cash Flows from Financing Activities
Proceeds from the sale of common stock	267,500	267,500	-
Proceeds from issuance 10% Convertible notes	-	-	-
(Increase) decrease in bank overdraft	(1,144)	(1,144)	-
Proceeds from issuance of unsecured notes	573,450	573,450	-
Payment of unsecured note	(41,500)	(41,500)	-
Net Cash Provided by Financing Activities	798,306	798,306	-

Net Increase (Decrease) in Cash and Cash Equivalents	15,798	15,800	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$15,798	$15,800	$-

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$2,176,500	$2,176,500	$-
Common stock issued for accounts payable and accrued expenses	$73,948	$73,948	$-
Common stock issued for debt	$-	$-	$-
Common stock issued for prepaid assets	$340,000	$340,000	$-