Form 10-Q
period 2012-03-31
Trycera Financial, Inc.
filed 2014-02-28
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

(949) 705-4480
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At January 31, 2014 there were 611,808,446 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

Trycera Financial, Inc.
Balance Sheets

	March 31	December 31
	(unaudited)
	2012	2011
Assets
Current Assets
Cash	$270	$179
Prepaid expenses and other current assets	62,500	75,000
Total Current Assets	62,770	75,179

Property & Equipment, net	10,612	11,143
Total Fixed Assets	10,612	11,143

Other Assets
Deposits	-	6,711
Total Other Assets	-	6,711

Total Assets	$73,382	$93,033

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$136
Accounts payable	622,164	557,165
Accounts payable - related parties	179,565	165,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,048,972	962,069
Unsecured notes, current maturities	59,448	59,448
Senior secured notes, current maturities	77,500	77,500
Convertible notes payable, net of discounts, current maturities	626,137	575,929

Total Current Liabilities	2,648,560	2,432,586

Long-term Liabilities
Convertible notes payable, net of discounts, less current maturities	49,007	-
Total Long-term Liabilities	49,007	-

Total Liabilities	2,697,567	2,432,586

Commitments	-	-

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 520,901,446 and 502,901,446 shares issued and outstanding, respectively	520,901	502,901
Additional paid in capital	9,006,791	8,447,791
Prepaid stock compensation	(595,919)	(42,585)
Accumulated deficit	(11,555,958)	(11,247,660)
Total Stockholders’ Deficit	(2,624,185)	(2,339,553)
Total Liabilities & Stockholders’ Deficit	$73,382	$93,033

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Operations
(unaudited)

	For the Year Ended
	Mar 31	Mar 31
	2012	2011
Revenues
Stored value	$400	$112
	400	112

Cost of Sales	221	1,845
Gross Profit (loss)	179	(1,733)

Expenses
Salaries and wages	67,500	164,142
Stock based compensation	-	129,208
Professional fees	11,000	6,350
General & administrative	159,461	189,175

Total Expenses	237,961	488,875

Loss from Operations	(237,782)	(490,608)

Other Income (Expense)
Interest expense	(70,516)	(36,092)
Total Other Income (Expense)	(70,516)	(36,092)

Loss before tax	(308,298)	(526,700)
Income tax	-	-
Net Loss	$(308,298)	$(526,700)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares	506,101,447	455,494,779

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(unaudited)

	For the Years Ended
	Mar 31	Mar 31
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(308,298)	$(526,700)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	531	531
Amortization of prepaid stock compensation	22,667	29,562
Amortization of discount on note payable	50,214	16,372
Stock issued for services	-	15,000
Stock options and warrants	-	129,208
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	12,500	61,762
(Increase) decrease in deposits/reserves	6,711	-
Increase (decrease) in accounts payable	78,999	(7,232)
Increase (decrease) in accrued expenses	86,903	194,317
Net Cash Used by Operating Activities	(49,773)	(87,180)

Cash Flows from Investing Activities
Payments for definite life intangible assets	-	(90,688)
Net Cash Provided by Investing Activities	-	(90,688)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	40,000
Proceeds from issuance 10% Convertible notes	-	150,000
(Increase) decrease in bank overdraft	(136)	-
Proceeds from issuance of unsecured notes	50,000	-
Net Cash Provided by Financing Activities	49,864	190,000

Net Increase (Decrease) in Cash and Cash Equivalents	91	12,132
Cash and Cash Equivalents at Beginning of Period	179	15,800
Cash and Cash Equivalents at End of Period	$270	$27,932

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$1,224,000	$122,563
Common stock issued for accounts payable and accrued expenses	$-	$-
Common stock issued for debt	$-	$-
Common stock issued for prepaid assets	$-	$-

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

On March 26, 2012, the Board of Directors, approved employment contracts for Hector Alvarez and Amit Patel. Each of these fulltime employment agreements became effective March 26, 2012, and is for a term of three years.  Each is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreements, Mr. Alvarez is employed as Vice President of Education and Marketing and Mr. Patel is employed as Vice President of Business Development. The base salary for each party is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreements, each party received 18,000,000 shares and will each be issued 4,000,000 shares per quarter for eight (8) quarters. The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On March 9, 2012, the Company entered into a 10% Convertible Note agreement with an accredited investor in the amount of $500,000.  The terms of this note are for twenty four (24) months and generate simple interest at the rate of ten percent (10%) per annum.  Funds are to be received in five separate installments of $100,000 each and all funds are expected to be received by Company on or before May 12, 2012.

On March 9, 2012, the Company entered into a twelve (12) month lease agreement with ServCorp to rent office space at a rate of $1,461 per month.  The term of this lease agreement ends on April 1, 2013.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

On March 6, 2012, the Company launched a Joint Venture with Education for Homes, LLC to cross-market each other’s products and services.  These services include the Company’s credit building and budgeting tools along with Education for Homes’ educational series entitled ‘The Financial Guide to Freedom”.

On February 29, 2012, the Company was given final notice to vacate current office space located at 18200 Von Karman Ave, Suite 850, Irvine, CA 92612 and pay remaining balance of $26,133 by March 20, 2012.

            On January 31, 2012, the Company received a Notice of Claim and Conference from the Labor Commissioner, State of California Case Number 18-84792 BB.  The case was brought by Michael G. Nathans, the former President of Credit Services.  Mr. Nathans stated he resigned from the Company effective November 21, 2011 as a result of the Company’s failure to maintain proper insurance and alleged the Company was in breach of his employment agreement with the Company dated September 17, 2010. Pursuant to the Claim, Mr. Nathans is seeking $152,054 in back wages.  The Company intends to vigorously defend this Claim.

On January 10, 2012, the Company received a Notice of Claim and Conference from the Labor Commissioner, State of California Case Number 18-84756 BB.  The case was brought by Kevin Goldstein, the former Chief Technology Officer.  Mr. Goldstein stated he resigned from the Company effective November 21, 2011 as a result of the Company’s failure to maintain proper insurance and alleged the Company was in breach of his employment agreement dated October 25, 2010. Pursuant to the Claim, Mr. Goldstein is seeking $90,036 in back wages.  The Company intends to vigorously defend this Claim.

 NOTE 4 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued.

Complete Stock Issuance subsequent to March 31, 2012.  The Company issued a total of 90,907,000 shares between April 1, 2012 and January 31, 2014.  The total shares issued per employment agreements totaled 75,435,000, the total shares issued for consulting services totaled 12,500,000 and the total shares issued for investment purposes totaled 2,972,000.

On June 30, 2012, Amit Patel resigned as Vice President of Business Development due to inability to fulfill requirements set forth in employment agreement.  Mr. Patel forgave all accrued wages and complete stock compensation package.  There was no disagreement on any matters relating to the Company’s operations, policies or practices.

On May 24, 2012, the Company entered into a two year consulting agreement with w3Design Team, LLC for the purpose of providing the Company design, illustration, A/V production, writing and editing, web hosting and IT services. Consultant is to be paid $5,000 per month and has been granted ten (10) million shares of restricted common stock.

On May 23, 2012, the Company entered into a three year, results oriented referral agreement with Residence for Patriots Foundation, a nonprofit organization specializing in assisting military personnel obtain housing.

On May 23, 2012, the Company entered into a one year, results oriented referral agreement with Miles Consulting Firm for the purpose of assisting the Company market its products to various nonprofit organizations specializing in assisting underprivileged, unemployed, and citizens on assisted living support gain financial education to transition to being self-sufficient.

On May 21, 2012, the Company entered into a one year consulting agreement with Selvin Alvarez for the purpose of marketing the Company’s products and services to various mortgage and auto related companies.  Mr. Alvarez is to be paid $1,200 per month and has been granted two (2) million shares of restricted common stock.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

On May 18, 2012, the Company issued 360,000 shares of restricted common stock for a cash investment of $18,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On April 24, 2012, the Company entered into a one year, results oriented referral agreement with Dimensional Builders Corp, for the purpose of assisting the Company market its products to various mortgage related clients.

On April 23, 2012, the Company entered into a one year consulting agreement with Open Door Media, LLC for the purpose of providing public affairs and communication services to Company.  The Consultant will be paid at a billable hourly rate and will get written approval from Company prior to work being done.

On April 16, 2012, the Company entered into a one year, results oriented referral agreement with Selvin Alvarez, for the purpose of assisting the Company market its products to various mortgage related clients.  Mr. Alvarez is a brother to Hector Alvarez, the Company’s Vice President of Marketing/Education.

On April 12, 2012, the Company entered into a one year, results oriented referral agreement with Capital Impact Group, a firm based in Trenton, NJ, for the purpose of assisting the Company market its products to various nonprofit organizations and unions throughout the state of New Jersey.

On April 6, 2012, the Company entered into a one year, results oriented referral agreement with Ark of Eden, LLC for the purpose of assisting the Company market its products to various Caribbean communities.

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

Recent Developments

For the first quarter ending March 31, 2012, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continues as a spill over from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts.  The shortfalls in funding are the direct result of three groups over the course of a two year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build out, and the Company has continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch.  Throughout the first quarter and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any prepaid card issuer in efforts to develop a rapport for payment and recurring payment reporting.  During the first quarter, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is no longer seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In conjunction with continuing efforts to expand operations and generate revenue, the Company spent additional time in the first quarter on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during the first quarter by the Company have failed or taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will be generated in the first half of 2012 to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the first quarter of 2012:

On March 26, 2012, the Board of Directors, approved employment contracts for Hector Alvarez and Amit Patel. Each of these fulltime employment agreements became effective March 26, 2012, and is for a term of three years.  Each is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreements, Mr. Alvarez is employed as Vice President of Education and Marketing and Mr. Patel is employed as Vice President of Business Development. The base salary for each party is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreements, each party received 18,000,000 shares and will each be issued 4,000,000 shares per quarter for eight (8) quarters. The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On March 9, 2012, the Company entered into a 10% Convertible Note agreement with an accredited investor in the amount of $500,000.  The terms of this note are for twenty four (24) months and generate simple interest at the rate of ten percent (10%) per annum.  Funds are to be received in five separate installments of $100,000 each and all funds are expected to be received by Company on or before May 12, 2012.

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

Throughout the first quarter of 2012, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The new financial commitments entered into in 2011 was intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals as listed above for some time.  Since the agreements have lapsed the Company has had intermittent contact with certain principals in the three months ending March 31, 2012.  It is expected that the Company will re-engage those parties listed above in the coming quarter to arrange cash payments or alternative arrangements in order to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2012.

Results of Operations

For the three months ended March 31, 2012

In the first quarter of 2012 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result the Company had revenue of $400 for the quarter ended March 31, 2012 comparable to revenue of $112 for the same quarter last year.

Revenue

Revenue from continuing operations was $400 and $112 for the quarters ended March 31, 2012 and 2011, respectively, representing an increase of $137 or effectively 257%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $221 and $1,845 for the quarters ended March 31, 2012 and 2011.  The decrease of $1,624 was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $179 and $(1,733) for the quarters ended March 31, 2012 and 2011, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $237,961 and $488,875 for the quarters ended March 31, 2012 and 2011, respectively, representing an increase of $250,914.  The key components of our first quarter 2012 operating expense are salaries and wages of $67,500 professional fees $11,000 and general and administrative $159,461.

Salaries and wages expense were $67,500 and $164,142 for the quarters ended March 31, 2012 and 2011, respectively, representing a decrease of $96,642 or. The decrease in largely due to the reduction in headcount and the fact that the Company has now only three employees, who are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $159,461 and $189,175 for the quarters ended March 31, 2012 and 2011, respectively, representing a decrease of $29,714.

Net loss

We incurred net losses of $308,298 and $526,700 for the quarters ended March 31, 2012 and 2011, respectively, representing a decrease in net loss of $218,402.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2013 is compared to 2012.

For the three months ended March 31, 2012

In the first three months of 2012 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was a drop of 100% over the first quarter 2011 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2011 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2010 and 2011.

Liquidity and Capital Resources

As of March 31, 2012, cash totaled $270 as compared with $179 at December 31, 2011, resulting in an increase of $91 in cash and cash equivalents.  Working capital deficit was ($2,585,790) at March 31, 2012, as compared with working capital deficit of ($2,357,407) at December 31, 2011.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

The Company is currently being funded through a mix of equity investments and convertible note instruments to supply working capital for operations.  The Company has a substantial backlog of liabilities and will need to negotiate and reduce liabilities in order to remain on a viable business path.  If vendors, agents, suppliers and third parties are unwilling to agree to terms more favorable to the Company, there is a likelihood that the liabilities could materially and adversely affect day to day operations.  The funds invested and committed are primarily focused on driving business growth and not specifically earmarked to extinguish large tranches of debt or the backlog of liabilities. In event that the Company is unable to mitigate the affects of the liabilities, the Company may seek any and all necessary protections afforded under various state and federal laws.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2012 in order to finance continued operations and to finance potential merger and/or acquisition investments.  In an event where the Company faces immediate insolvency, the Company may pursue the sale of its intellectual property, which may or may not have marketable value.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2012, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2012:

Complete Stock Issuance subsequent to March 31, 2012.  The Company issued a total of 90,907,000 shares between April 1, 2012 and January 31, 2014.  The total shares issued per employment agreements totaled 75,435,000, the total shares issued for consulting services totaled 12,500,000 and the total shares issued for investment purposes totaled 2,972,000.

On June 30, 2012, Amit Patel resigned as Vice President of Business Development due to inability to fulfill requirements set forth in employment agreement.  Mr. Patel forgave all accrued wages and complete stock compensation package.  There was no disagreement on any matters relating to the Company’s operations, policies or practices.

On May 24, 2012, the Company entered into a two year consulting agreement with w3Design Team, LLC for the purpose of providing the Company design, illustration, A/V production, writing and editing, web hosting and IT services. Consultant is to be paid $5,000 per month and has been granted ten (10) million shares of restricted common stock.

On May 23, 2012, the Company entered into a three year, results oriented referral agreement with Residence for Patriots Foundation, a nonprofit organization specializing in assisting military personnel obtain housing.

On May 23, 2012, the Company entered into a one year, results oriented referral agreement with Miles Consulting Firm for the purpose of assisting the Company market its products to various nonprofit organizations specializing in assisting underprivileged, unemployed, and citizens on assisted living support gain financial education to transition to being self-sufficient.

On May 21, 2012, the Company entered into a one year consulting agreement with Selvin Alvarez for the purpose of marketing the Company’s products and services to various mortgage and auto related companies.  Mr. Alvarez is to be paid $1,200 per month and has been granted two (2) million shares of restricted common stock.

On May 18, 2012, the Company issued 360,000 shares of restricted common stock for a cash investment of $18,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On April 24, 2012, the Company entered into a one year, results oriented referral agreement with Dimensional Builders Corp, for the purpose of assisting the Company market its products to various mortgage related clients.

On April 23, 2012, the Company entered into a one year consulting agreement with Open Door Media, LLC for the purpose of providing public affairs and communication services to Company.  The Consultant will be paid at a billable hourly rate and will get written approval from Company prior to work being done.

On April 16, 2012, the Company entered into a one year, results oriented referral agreement with Selvin Alvarez, for the purpose of assisting the Company market its products to various mortgage related clients.  Mr. Alvarez is a brother to Hector Alvarez, the Company’s Vice President of Marketing/Education.

On April 12, 2012, the Company entered into a one year, results oriented referral agreement with Capital Impact Group, a firm based in Trenton, NJ, for the purpose of assisting the Company market its products to various nonprofit organizations and unions throughout the state of New Jersey.

On April 6, 2012, the Company entered into a one year, results oriented referral agreement with Ark of Eden, LLC for the purpose of assisting the Company market its products to various Caribbean communities.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 4, 2012, the Company received a subpoena from the California Department of Corporations requesting certain documents and records.  The Company intends to comply fully with the subpoena.

Item 1A.                    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 31, 2012 to the risk factors discussed in the periodic report noted above.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2012, the Company issued 360,000 shares of restricted common stock for a cash investment of $18,000.  The shares were issued  in reliance upon the exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On March 26, 2012, the Board of Directors, approved employment contracts for Hector Alvarez and Amit Patel. Each of these fulltime employment agreements became effective March 26, 2012, and is for a term of three years.  Each is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreements, Mr. Alvarez is employed as Vice President of Education and Marketing and Mr. Patel is employed as Vice President of Business Development. The base salary for each party is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreements, each party received 18,000,000 shares and will each be issued 4,000,000 shares per quarter for eight (8) quarters. The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

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

Trycera Financial, Inc.

Date: February 28, 2014	By:	/s/ Ray A. Smith
Ray A. Smith, President
(Principal Executive Officer)

By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer
(Principal Financial Officer)