Form 10-Q
period 2012-06-30
Trycera Financial, Inc.
filed 2014-03-03
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

PART I
FINANCIAL INFORMATION

Item 1.                  Financial Statements

Trycera Financial, Inc.
Balance Sheets

	June 30	December 31
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$735	$179
Prepaid expenses and other current assets	50,000	75,000
Total Current Assets	50,735	75,179

Property & Equipment, net	10,080	11,143
Total Fixed Assets	10,080	11,143

Other Assets
Deposits	-	6,711
Total Other Assets	-	6,711

Total Assets	$60,815	$93,033

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$136
Accounts payable	641,163	557,165
Accounts payable - related parties	179,565	165,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,169,121	962,069
Unsecured notes, current maturities	59,448	59,448
Senior secured notes, current maturities	77,500	77,500
Convertible notes payable, net of discounts, current maturities	659,097	575,929

Total Current Liabilities	2,820,668	2,432,586

Long-term Liabilities
Convertible notes payable, net of discounts, less current maturities	49,132	-
Total Long-term Liabilities	49,132	-

Total Liabilities	2,869,800	2,432,586

Commitments	-	-

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 525,273,446 and 502,901,447 shares issued and outstanding, respectively	525,273	502,901
Additional paid in capital	9,101,019	8,447,791
Prepaid stock compensation	(533,252)	(42,585)
Accumulated deficit	(11,902,025)	(11,247,660)
Total Stockholders’ Deficit	(2,808,985)	(2,339,553)
Total Liabilities & Stockholders’ Deficit	$60,815	$93,033

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
 Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues
Stored value	$439	$37	$839	$149
	439	37	839	149

Cost of Sales	206	358	427	2,203
Gross Profit (loss)	233	(321)	412	(2,054)

Expenses
Salaries and wages	105,000	201,538	172,500	365,680
Stock based compensation	80,000	115,998	80,000	245,206
Professional fees	9,000	65,279	20,000	71,629
General & administrative	97,966	477,724	257,427	666,899

Total Expenses	291,966	860,539	529,927	1,349,414

Loss from Operations	(291,733)	(860,860)	(529,515)	(1,351,468)

Other Income (Expense)
Interest expense	(54,334)	(44,234)	(124,850)	(80,326)
Total Other Income (Expense)	(54,334)	(44,234)	(124,850)	(80,326)

Loss before tax	(346,067)	(905,094)	(654,365)	(1,431,794)
Income tax	-	-	-	-
Net Loss	$(346,067)	$(905,094)	$(654,365)	$(1,431,794)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	521,077,227	460,124,523	513,630,707	457,822,441

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(unaudited)

	For the Years Ended
	June 30,	June 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(654,365)	$(1,431,794)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,063	1,064
Amortization of prepaid stock compensation	165,332	59,125
Amortization of discount on note payable	83,300	11,547
Stock issued for services	-	415,000
Stock options and warrants	-	245,206
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	25,000	16,762
(Increase) decrease in deposits/reserves	6,711	-
Increase (decrease) in accounts payable	97,998	33,122
Increase (decrease) in accrued expenses	207,052	282,552
Net Cash Used by Operating Activities	(67,909)	(367,416)

Cash Flows from Investing Activities
Payments for definite life intangible assets	-	(130,000)
Net Cash Provided by Investing Activities	-	(130,000)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	18,600	340,000
(Increase) decrease in bank overdraft	(136)	-
Proceeds from issuance of unsecured notes	50,000	167,361
Payment of unsecured note	-	(3,000)
Net Cash Provided by Financing Activities	68,464	504,361

Net Increase (Decrease) in Cash and Cash Equivalents	555	6,945
Cash and Cash Equivalents at Beginning of Period	179	15,800
Cash and Cash Equivalents at End of Period	$734	$22,745

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$1,225,000	$415,000
Common stock issued for accounts payable and accrued expenses	$656,000	$7,500
Common stock issued for debt	$-	$70,000
Common stock issued for prepaid assets	$-	$-

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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
June 30, 2012
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

Complete Stock Issuance subsequent to June 30, 2012.  The Company issued a total of 86,535,000 shares between July 1, 2012 and January 31, 2014.  The total shares issued per employment agreements was 71,435,000, the total shares issued for consulting services was 12,500,000 and the total shares issued for investment purposes was 2,972,000.

On July 1, 2012, the Board of Directors, approved an employment contract for Shampa Reddy Patel, Esq.  This fulltime employment agreement became effective July 1, 2012, and is for a term of three years.  It is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreement, Ms. Reddy-Patel is employed as Vice President of Business Development.  The base salary is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreement, the party received 18,000,000 shares and will each be issued 4,000,000 shares per quarter for eight (8) quarters. The employee is also eligible for performance bonuses and to participate in the Company’s stock option plan, and is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On July 1, 2012, the Company entered into a one year consulting agreement with Norman Hardy for the purpose of marketing the Company’s products and services to various auto related companies.  Mr. Hardy is to be paid $1,200 per month and has been granted 7,500,000 shares of restricted common stock.

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

Recent Developments

For the second quarter ending June 30, 2012, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continues as a spill over from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts.  The shortfalls in funding are the direct result of multiple groups over the course of a two and one half year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build out, and the Company has continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch.  Throughout the first two quarters and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any prepaid card issuer in efforts to develop a rapport for payment and recurring payment reporting.  During the first two quarters, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is no longer seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In addition, a number of initiatives undertaken during the first two quarters by the Company have failed or taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first two quarters.  The Company expects that organic revenues will be generated in the second half of 2012 to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

In further support of continued operations, the company made a number of material changes to its operations in the second quarter of 2012:

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

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2012.

Results of Operations

For the three months ended June 30, 2012

In the second quarter of 2012 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result the Company had minimal revenues for the quarter ended June 30, 2012 and June 30, 2011.

Revenue

Revenue from continuing operations was $439 and $37 for the quarters ended June 30, 2012 and 2011, respectively, representing an increase of $402 or effectively 1086%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $206 and $358 for the quarters ended June 30, 2012 and 2011.  The decrease was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $233 and $(321) for the quarters ended June 30, 2012 and 2011, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $291,966 and $860,539 for the quarters ended June 30, 2012 and 2011, respectively, representing an increase of $568,573.  The key components of our second quarter 2012 operating expense are salaries and wages $105,000 professional fees $9,000 and general and administrative $97,966 and stock based compensation $80,000.

Salaries and wages expense were $105,000 and $201,538 for the quarters ended June 30, 2012 and 2011, respectively, representing an decrease of $96,538. The decrease is largely due to the reduction in headcount and the fact that the Company has now only three employees who are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $97,966 and $477,724 for the quarters ended June 30, 2012 and 2011, respectively, representing a decrease of $379,758.  The decrease is largely due to the reduction in all costs which have been curtailed until certain milestones are achieved or until the Company has the funds to incur additional expenses.

Net loss

We incurred net losses of $346,067 and $905,094 for the quarters ended June 30, 2012 and 2011, respectively, representing a decrease in net loss of $559,027.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2013 is compared to 2012.

For the six months ended June 30, 2012

In the first six months of 2012 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was a drop of 100% over the second quarter 2011 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2011 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2012.

Revenue

Revenue from continuing operations was $839 and $149 for the six months ended June 30, 2012 and 2011, respectively, representing an increase of $690 or effectively 463%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $427 and $2,203 for the six months ended June 30, 2012 and 2011.  The decrease was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $412 and $(2,054) for the six months ended June 30, 2012 and 2011, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $529,927 and $1,349,414 for the six months ended June 30, 2012 and 2011, respectively, representing an increase of $819,487.  The key components of our operating expense are salaries and wages $172,500 professional fees $20,000 and general and administrative $257,427 and stock based compensation $80,000.

Salaries and wages expense were $172,500 and $365,680 for the six months ended June 30, 2012 and 2011, respectively, representing an decrease of $193,180. The decrease is largely due to the reduction in headcount and the fact that the Company has now only three employees who are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $257,427 and $666,899 for the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $409,472.  The decrease is largely due to the reduction in all costs which have been curtailed until certain milestones are achieved or until the Company has the funds to incur additional expenses.

Net loss

We incurred net losses of $654,365 and $1,431,794 for the six months ended June 30, 2012 and 2011, respectively, representing a decrease in net loss of $777429.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2013 is compared to 2012.

Liquidity and Capital Resources

As of June 30, 2012, cash totaled $735 as compared with $179 at March 30, 2012, resulting in an increase of $556 in cash and cash equivalents.  Working capital deficit was ($2,769,933) at June 30, 2012, as compared with working capital deficit of ($2,357,407) at December 31, 2011.  This decrease in working capital was a result of using accounts payable, notes payable and stock to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2012, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2012:

Complete Stock Issuance subsequent to June 30, 2012.  The Company issued a total of 86,535,000 shares between July 1, 2012 and January 31, 2014.  The total shares issued per employment agreements was 71,435,000, the total shares issued for consulting services was 12,500,000 and the total shares issued for investment purposes was 2,972,000.

On July 1, 2012, the Board of Directors approved an employment contract for Shampa Reddy Patel, Esq.  This fulltime employment agreement became effective July 1, 2012, and is for a term of three years.  It is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreement, Ms. Reddy-Patel is employed as Vice President of Business Development.  The base salary is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreement, the party received 18,000,000 shares and will each be issued 4,000,000 shares per quarter for eight (8) quarters. The employee is also eligible for performance bonuses and to participate in the Company’s stock option plan, and is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On July 1, 2012, the Company entered into a one year consulting agreement with Norman Hardy for the purpose of marketing the Company’s products and services to various auto related companies.  Mr. Hardy is to be paid $1,200 per month and has been granted seven million five hundred thousand shares of restricted common stock.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.               Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the six months ended June 30, 2012 to the risk factors discussed in the periodic report noted above.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2012, the Board of Directors, approved an employment contract for Shampa Reddy Patel, Esq.  This fulltime employment agreement became effective July 1, 2012, and is for a term of three years.  It is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreement, Ms. Reddy-Patel is employed as Vice President of Business Development.  The base salary is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreement, the party received 18,000,000 shares and will each be issued 4,000,000 shares per quarter for eight (8) quarters. The employee is also eligible for performance bonuses and to participate in the Company’s stock option plan, and is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

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