Form 10-Q
period 2012-09-30
Trycera Financial, Inc.
filed 2014-03-03
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

PART I
FINANCIAL INFORMATION

Item 1.                  Financial Statements

Trycera Financial, Inc.
Balance Sheets

	September 30	December 31
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$2,031	$179
Prepaid expenses and other current assets	37,500	75,000
Total Current Assets	39,531	75,179

Property & Equipment, net	9,548	11,143
Total Fixed Assets	9,548	11,143

Other Assets
Deposits	-	6,711
Total Other Assets	-	6,711

Total Assets	$49,079	$93,033

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$136
Accounts payable	657,392	557,165
Accounts payable - related parties	179,565	165,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,330,199	962,069
Unsecured notes, current maturities	59,448	59,448
Senior secured notes, current maturities	77,500	77,500
Convertible notes payable, net of discounts, current maturities	661,147	575,929

Total Current Liabilities	3,000,025	2,432,586

Long-term Liabilities
Unsecured notes, less current maturities	25,000	-
Convertible notes payable, net of discounts, less current maturities	49,257	-
Total Long-term Liabilities	74,257	-

Total Liabilities	3,074,282	2,432,586

Commitments	-	-

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 551,273,447 and 502,901,447 shares issued and outstanding, respectively	551,273	502,901
Additional paid in capital	9,547,019	8,447,791
Prepaid stock compensation	(802,002)	(42,585)
Accumulated deficit	(12,321,493)	(11,247,660)
Total Stockholders’ Deficit	(3,025,203)	(2,339,553)
Total Liabilities & Stockholders’ Deficit	$49,079	$93,033

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
 Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2012	2011	2012	2011
Revenues
Stored value	$813	$-	$1,652	$149
	813	-	1,652	149

Cost of Sales	295	318	722	2,521
Gross Profit (loss)	518	(318)	930	(2,372)

Expenses
Salaries and wages	150,000	203,077	322,500	568,757
Stock based compensation	112,000	115,998	192,000	361,204
Professional fees	9,000	20,468	29,000	92,097
General & administrative	125,382	170,194	382,809	837,093

Total Expenses	396,382	509,737	926,309	1,859,151

Loss from Operations	(395,864)	(510,055)	(925,379)	(1,861,523)

Other Income (Expense)
Interest expense	(23,604)	(35,778)	(148,454)	(116,104)
Total Other Income (Expense)	(23,604)	(35,778)	(148,454)	(116,104)

Loss before tax	(419,468)	(545,833)	(1,073,833)	(1,977,627)
Income tax	-	-	-	-
Net Loss	$(419,468)	$(545,833)	$(1,073,833)	$(1,977,627)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	543,077,795	481,293,837	523,554,268	465,732,214

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(unaudited)

	For the Years Ended
	September 30	September 30
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(1,073,833)	$(1,977,627)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,595	1,595
Amortization of prepaid stock compensation	368,583	88,688
Amortization of discount on note payable	85,474	43,362
Stock issued for services	-	420,000
Stock options and warrants	-	361,204
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	37,500	84,262
(Increase) decrease in deposits/reserves	6,711	-
Increase (decrease) in accounts payable	114,227	141,274
Increase (decrease) in accrued expenses	368,130	438,454
Net Cash Used by Operating Activities	(91,613)	(398,788)

Cash Flows from Investing Activities
Payments for definite life intangible assets	-	(143,104)
Net Cash Provided by Investing Activities	-	(143,104)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	18,600	380,000
Proceeds from issuance 10% Convertible notes	75,000	150,000
(Increase) decrease in bank overdraft	(136)	-
Payment of unsecured note	-	(3,000)
Net Cash Provided by Financing Activities	93,464	527,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,851	(14,892)
Cash and Cash Equivalents at Beginning of Period	179	15,800
Cash and Cash Equivalents at End of Period	$2,030	$908

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$2,352,000	$415,000
Common stock issued for accounts payable and accrued expenses	$656,000	$7,500
Common stock issued for debt	$-	$70,000
Common stock issued for prepaid assets	$-	$-

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

On September 4, 2012, the Company entered into a two year loan with a private individual for twenty five thousand dollars ($25,000).  This loan shall accrue simple interest at a rate of ten percent (10%) per annum.

On August 22, 2012, the Company was awarded a judgment against GrupoMex Holdings, LLC and Leticia R Castro in the amount of $1,144,957 from the Superior Court of California, County of Los Angeles, case number BC463637.

On August 17, 2012, the Company entered into an Addendum to the existing Consulting Agreement with W3 Design Team, LLC in which the Consultant agreed to continue to work for the Company on an accrual basis of $5,000 per month.  Such compensation will continue to accrue until the Company secures a minimum investment of $250,000.

On July 1, 2012, the Company entered into a non-renewable consulting agreement with Norman Hardy, an individual, for a term of one year.  The agreement can be terminated at any time by either party with thirty day written notice.  Under this agreement, the consultant will utilize business contacts in the auto industry to help promote the Company’s products and services.  The consultant is to be paid $1,200 per month and compensation will accrue until the Company secures a minimum of $250,000 in investment dollars.  The consultant is granted options to purchase 7,500,000 shares of Company’s restricted stock at an exercise price of $0.001.  If Company does not secure minimum financing by October 1, 2012, the Consulting Agreement shall immediately terminate and all accrued and unpaid consideration due to Consultant shall be waived and forgiven by Consultant.

Trycera Financial, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

On July 1, 2012, the Board of Directors, approved employment contract for Shampa Mitra-Reddy. This fulltime employment agreement became effective July 1, 2012, and is for a term of three years.  It is renewable in yearly increments unless terminated prior to expiration of a term.  Under the agreement, Ms. Mitra-Reddy is employed as Vice President of Business Development. The base salary is $180,000 per year, payable in the month increments of $15,000.  As a signing bonus for entering into the agreement, the party received 18,000,000 shares and will be issued 4,000,000 shares per quarter for eight (8) quarters. The employee is also eligible for performance bonuses and to participate in the Company’s stock option plan. Employee is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

 NOTE 4 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued.

Complete Stock Issuance subsequent to September 30, 2012. The Company issued a total of 60,535,000 shares between October 1, 2012 and January 31, 2014.  The total shares issued per employment agreements was 45,435,000.  The total shares issued for consulting services was 12,500,000 and the total shares issued for investment purposes was 2,600,000.

On October 24, 2012, the Company entered into a three month loan with a private individual for ten thousand dollars ($10,000).  The interest to be paid on this loan is Five Hundred Thousand (500,000) shares of restricted common stock of Company.

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

Recent Developments

For the three quarters ending September 30, 2012, all primary operational efforts have been focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines and financial budgeting program.  This effort continues as a spill over from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts.  The shortfalls in funding are the direct result of three groups over the course of a two year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build out, and the Company has continued working closely with existing and new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch.  Throughout the first nine quarters and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any prepaid card issuer in efforts to develop a rapport for payment and recurring payment reporting.  During the first three quarters, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is no longer seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In conjunction with continuing efforts to expand operations and generate revenue, the Company spent additional time in the first three quarters on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during the first three quarters by the Company have failed or taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will be generated in the first half of 2013 to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

Throughout the third quarter of 2012, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The new financial commitments entered into in 2011 was intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals as listed above for some time.  Since the agreements have lapsed the Company has had intermittent contact with certain principals in the nine months ending September 30, 2012.  It is expected that the Company will re-engage those parties listed above in the coming quarter to arrange cash payments or alternative arrangements in order to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2012.

Results of Operations

For the nine months ended September 30, 2012

In the third quarter of 2012 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result the Company had minimal revenues for the quarters ended September 30, 2012 and September 30, 2011.

Revenue

Revenue from continuing operations was $813 and $0 for the quarters ended September 30, 2012 and 2011, respectively, representing an increase of $813 or effectively 100%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $295 and $318 for the quarters ended September 30, 2012 and 2011.  The decrease was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $518 and $(318) for the quarters ended September 30, 2012 and 2011, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $396,382 and $509,737 for the quarters ended September 30, 2012 and 2011, respectively, representing a decrease of $113,355.  The key components of our third quarter 2012 operating expense are salaries and wages $150,000, professional fees $9,000, general and administrative $125,382 and stock based compensation $112,000.

Salaries and wages expense were $150,000 and $203,077 for the quarters ended September 30, 2012 and 2011, respectively, representing a decrease of $53,077. The decrease is largely due to the reduction in headcount and the fact that the Company has now only three employees who are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $125,382 and $170,194 for the quarters ended September 30, 2012 and 2011, respectively, representing a decrease of $44,812.  The decrease is largely due to the reduction in all costs which have been curtailed until certain milestones are achieved or until the Company has the funds to incur additional expenses.
Net loss

We incurred net losses of $419,468 and $545,833 for the quarters ended September 30, 2012 and 2011, respectively, representing a decrease in net loss of $126,365.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2013 is compared to 2012.

For the nine months ended September 30, 2012

In the first nine months of 2012 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result there was a drop of 100% over the third quarter 2011 comparable period.  The decline in revenue was attributed to the winding up of business operations in subsequent quarters in 2011 and the elimination of the card portfolio, financial services operations and related programs throughout the remainder of 2012.

Revenue

Revenue from continuing operations was $1,652 and $149 for the nine months ended September 30, 2012 and 2011, respectively, representing an increase of $1,503 or effectively 1008%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $722 and $2,521 for the nine months ended September 30, 2012 and 2011.  The decrease was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $930 and $(2,372) for the nine months ended September 30, 2012 and 2011, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $926,309 and $1,859,151 for the nine months ended September 30, 2012 and 2011, respectively, representing an increase of $932,842.  The key components of our operating expense are salaries and wages $322,500 professional fees $29,000, general and administrative $382,809 and stock based compensation $192,000.

Salaries and wages expense were $192,000 and $361,204 for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $169,204. The decrease is largely due to the reduction in headcount and the fact that the Company has now only three employees who are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $382,809 and $837,093 for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $454,284.  The decrease is largely due to the reduction in all costs which have been curtailed until certain milestones are achieved or until the Company has the funds to incur additional expenses.
Net loss

We incurred net losses of $1,073,833 and $1,977,627 for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease in net loss of $903,794.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2013 is compared to 2012.

Liquidity and Capital Resources

As of September 30, 2012, cash totaled $2,031 as compared with $179 at December 31, 2011, resulting in an increase of $1,852 in cash and cash equivalents.  Working capital deficit was ($2,960,494) at September 30, 2012, as compared with working capital deficit of ($2,357,407) at December 31, 2011.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2012, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2012:

Complete Stock Issuance subsequent to September 30, 2012. The Company issued a total of 60,535,000 shares between October 1, 2012 and January 31, 2014.  The total shares issued per employment agreements was 45,435,000.  The total shares issued for consulting services was 12,500,000 and the total shares issued for investment purposes was 2,600,000.

On October 24, 2012, the Company entered into a three month loan with a private individual for ten thousand dollars ($10,000).  The interest to be paid on this loan is Five Hundred Thousand (500,000) shares of restricted common stock of Company.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 22, 2012, the Company was awarded a judgment against GrupoMex Holdings, LLC and Leticia R Castro in the amount of $1,144,957 from the Superior Court of California, County of Los Angeles, case number BC463637.

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

Item 1A.               Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 30, 2012 to the risk factors discussed in the periodic report noted above.

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