Form 10-K
period 2012-12-31
Trycera Financial, Inc.
filed 2014-11-03
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,198,933.66, computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s fiscal year or December 31, 2012.

At June 20, 2014, there were 611,808,447 shares of the registrant’s Common Stock outstanding.

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

All during 2012, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.  Despite the ongoing technical build out, the Company continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2013 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2012, the Company made very limited progress in marketing the primary products and services in support of continued operations.

In continuing with the direction outlined throughout 2010, 2011 and 2012, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In conjunction with continuing efforts to expand operations, the Company spent additional time in 2012 on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

In addition, a number of initiatives undertaken during the first, second and third quarters of 2012 by the Company took longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls all contributed to slower than planned marketing as well as delays in generating organic.  The Company expects that organic revenues will be generated in the coming quarters to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

Recent Developments

In further support of continued operations, the company made a number of material changes to its operations throughout the 2012 fiscal year, including:

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

On May 21, 2012, the Company entered into a one year consulting agreement with Selvin Alvarez for the purpose of marketing the Company’s products and services to various mortgage and auto related companies.  Mr. Alvarez is to be paid $1,200 per month and has been granted two (2) million shares of restricted common stock. The consultant is to be paid $1,200 per month and compensation will accrue until the Company secures a minimum of $250,000 in investment dollars.  If Company does not secure minimum financing by October 1, 2012, the Consulting Agreement shall immediately terminate and all accrued and unpaid consideration due to Consultant shall be waived and forgiven by Consultant. The Company did not secure the investment and all amounts due were waived.

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

Throughout all four quarters of 2012, the Company continued to negotiate with potential new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services to date.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be addressed in the coming quarters.  Of the major items outstanding, the single largest are the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals for quite some.  It is expected that cash payments or alternative arrangements will be made in 2013 to mitigate any languishing liabilities to those particular parties.

In conjunction with continuing efforts to expand the operations, the Company’s CEO spent considerable time on creating a process to get recurring alternative payments added as trade lines on a traditional credit report in lieu of consumers having to supply lenders an additional supplemental credit reference statement.  The ability for the Company to add alternative payments to traditional credit reports streamlines the process for a consumer and reduces the amount of education required for the Company to provide both consumers and lenders to complete a loan.

During the fourth quarter, all primary operational efforts were prioritized and focused on entering into new operating agreements, restarting operations and leveraging expertise via new hires in the alternative credit and reporting space.  At the start of the fourth quarter, the Company focused on developing marketing partnerships to facilitate the distribution of the video communications products, prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  We also continued progress and development of relationships on other marketing and sales channels with our banking partner, card issuer and program manager, Central National Bank.  The only prohibiting factor of proceeding forward with Central National Bank and rolling out card programs was the bank’s concern about the Company’s lack of funding.  The bank would not move forward until substantial funding had been secured and delivered to Company.

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

Business of the Company

The Company operates in the prepaid debit card and prepaid payments space.  The Company intends to either seek an outside business venture or to raise funds to grow existing developmental operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

Employees

The Company currently has three full time employees.  Management of the Company expects to use third party providers, consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage other full- time employees at this time.  The future need for employees and their availability will be addressed in connection with the organic growth of the business and /or the strategic acquisition of related or unrelated businesses.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company entered into a month-to-month lease which commenced on October 1, 2012 for our administrative office and headquarters which are located at 18100 Von Karman Avenue, Suite 850, Irvine, CA  92612.  The Company may lease additional commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any additional facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

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

On August 22, 2012, the Company was awarded a judgment against GrupoMex Holdings, LLC and Leticia R Castro in the amount of $1,144,957.23 from the Superior Court of California, County of Los Angeles, case number BC463637.

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

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011	First	$0.05	$0.02
	Second	$0.06	$0.02
	Third	$0.05	$0.01
	Fourth	$0.02	$0.00

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2012	First	$0.04	$0.00
	Second	$0.05	$0.02
	Third	$0.02	$0.01
	Fourth	$0.02	$0.01

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

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2012, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

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

All during 2012, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.  Despite the ongoing technical build out, the Company continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2013 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.

During 2012, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2010, 2011 and 2012, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.

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

Results of Operations -- Year Ended December 31, 2012, versus the Year Ended December 31, 2011

In 2012, we saw revenues remain flat with the prior year.  The lack of revenue was attributed mostly to the fact the Company had signed investment commitments and the investors failed to deliver funds as promised.  To the detriment of the Company, these committed funds were relied upon to fulfill agreements both already in place as well as those being negotiated.  To date, the Company still remains in developmental stage and re-entry into the financial services, alternative credit payment reporting and personal budgeting business.

Revenue

Revenue was $1,654 and $299 for the years ended December 31, 2012 and 2011, respectively, representing an increase of $1,355 or 453%.  Our 2012 and 2011 results reflect the winding up of the operations and the commencement of our new business plan.

Cost of Sales and Gross Profit

Cost of sales was $1,055 and $3,143 for the years ended December 31, 2012 and 2011, respectively, representing a decrease of $2,088 or 66%.  The decrease was attributed to minimum program fees and the exiting of the prior business operations.

The resulting gross profit was 36% and (951%) for the years ended December 31, 2012 and 2011, respectively. Management expects a strategic alternatives to favorably impact the underlying gross profit margin but that is only determinable upon execution of an effective alternative.

Operating expenses

Operating expenses were $1,306,673 and $2,119,997 for the years ended December 31, 2012 and 2011, respectively, representing a decrease of $813,324 or 38%. The major components of operating expense are salaries and wages (36%) general and administrative (38%) and stock based compensation(22%).  A material amount of the operating expenses for the year ended December 31, 2012 have been accrued and continue to be unpaid or paid in small increments.

Salaries and wages expense was $472,500 and $576,475 for the years ended December 31, 2012 and 2011, respectively, representing a decrease of $103,975 or 18%. The decrease resulted from the smaller number and value of employment agreements in force due to resignations of some of the employees and officers of the Company.

General and administrative expense was $497,378 and $988,136 for the years ended December 31, 2012 and 2011, respectively, representing a decrease $490,758 or 50%. The decrease resulted from a significant decrease in all categories as the Company had little business, no facility and reduced outside services for most of the 2012 fiscal year.

Professional fees and expenses were $48,795 and $98,097 for the years ended December 31, 2012 and 2011, respectively, representing an decrease of $49,302 or 50%.   The decrease resulted from the expenses associated with a third party service providers including strategic consulting services and accounting and legal services.

Other income (expense)

Other income (expense) was ($177,705) and ($306,624) for the years ended December 31, 2012 and 2011, respectively.  The main component of other expense is the financing costs which resulted from notes payable.

Net loss

We incurred net losses of $1,483,779 and $2,429,465 for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of December 31, 2012, cash totaled $473 as compared with $179 of cash at December 31, 2011, resulting in an increase of $294 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to the nature of winding up the primary business and seeking a strategic alternative and then subsequently commencing the new business plan.

For the year ended December 31, 2012, we used $103,170 of cash in operations.  For the comparable period in the prior year we used $399,653 of cash in operations.

Cash provided from financing activities was $103,464.  The Company raised $18,600 under an equity investment and a further $85,000 in 10% notes. For the comparable period in the prior year we obtained $527,136 from financing activities.

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.  Management is currently in the process of delivering a convertible note structure intended to raise short term operating capital while seeking a separate and supplemental capital raise through a nonpublic equity offering.  An equity offering amounting to $2,500,000 was completed in August of 2010 but was marginally fulfilled for only $157,500 out of the total of $2,500,000.  In March of 2011, the Company secured a replacement investment of $2,500,000 which was also marginally fulfilled in the amount of $320,000.  Up until present the Company has detrimentally relied on these secured investments and the Company is reviewing any and all implications of the related under funding. A new equity offering is planned for the last part of the first quarter or early second quarter to coincide with the recapitalization of the Company, which based on time lines outlined by the notification process, is likely to fall at or near the beginning of April 2012.

The Company has been successful in negotiating tranches of debt down or eliminating debt through a convertible stock offering.  Former Directors, Alan Knitowski and Luan Dang and related party shareholders of Messrs Knitowski and Dang, have agreed to convert their $70,000 in debt for shares, although that settlement agreement expired on December 31, 2010 and no olive branch has been extended by either party to confirm or renegotiate the expired agreement.  The Company may be able to provide the necessary cash payment and alleviate the need to issue a significant quantity of shares.  Separately, if the Company is unable to secure outside funding, management may attempt to continue to renegotiate outstanding debts and satisfy liabilities through organically generated revenue, if any.

Working capital was ($3,189,949) at December 31, 2012, as compared with working capital of $(2,357,407) at December 31, 2011.  This decrease in working capital was a result of using existing funds and accounts payable to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2012, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the year ended December 31, 2012:

None.

Off-Balance Sheet Arrangements

During the years ended December 31, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2012.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors:

Name	Age	Position(s)	Director Since	Employment Background
Matt Richards	46	Director	2010	Matthew Richards is a national trainer, public speaker and educator. For 27 years, Mr. Richards has been a business and marketing consultant and a real estate investor.
Ray A. Smith	41	President and Chief Executive Officer / Director	2009
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

Hector Alvarez		VP of Marketing / Director	2012
Mr. Hector Alvarez is the founder of Education for Homes, LLC, a company dedicated to providing assistance to medium and low income residents of urban communities throughout the United States. Mr. Alvarez has spent the past fifteen (15) years serving in the capacity as a managing member or director of several companies focused on educating and assisting low income families obtain financial education, low-cost energy, green energy, assist children in need of tutoring and better scholastic assistance.

Shampa Mitra-Reddy		VP of Biz Dev/General Counsel	2012
As an attorney, Ms. Reddy has over 12 years of experience representing clients in a broad array of real estate, corporate and construction law matters. In addition to running her private law practice, Ms. Reddy has previously served as in-house counsel to several multi-million dollar construction companies, advising on legal matters as well as coordinating multi-family and mixed use development projects funded by the New Jersey Housing and Mortgage Finance Agency (HMFA), Department of Community Affairs (DCA) and other state agencies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2012.

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

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2012 and 2011:

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ray A. Smith	2012	$240,000	(1)	0	0	0	$0	$240,000
President/CEO	2011	$240,000	(1)	0	0	0	0	$240,000
Hector Alvarez	2012	$135,000	(1)	0	0	0	$0	$135,000
VP of Sales	2011	$0	(1)	0	0	0	0	$0
Shampa Mitra-Reddy	2012	$90,000	(1)	0	0	0	$0	$90,000
VP of Biz Dev	2011	0	(1)	0	0	0	$0	$0

(1)	The salaries of all employees were accrued throughout the year as a result of limited working capital.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2010:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Ray A. Smith	0	0
Bryan W. Kenyon	0	0

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Kenyon and Smith, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2012:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Ray A. Smith 18100 Von Karman Ave Suite 850 Irvine, CA 92612	191,000,000		38.57%
Bryan Kenyon 18100 Von Karman Ave Suite 850 Irvine, CA 92612	191,715,080	(1)	38.71%
Matthew Richards 8100 Von Karman Ave Suite 850 Irvine, CA 92612	500,000		.001%
Executive Officers and Directors as a Group (3 Person)	383,215,080		77.38%

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
Total

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with the change of control at January 22, 2009 , all outstanding 10% Senior Secured Promissory Notes, including notes issued to Messrs Knitowski and Dang, former directors of the Company, were cancelled.  These notes were in the principal amount of $77,500.  Also in connection with the change of control, the consulting agreement with Ecewa Capital Group, LLC and the rental agreement with Curo Capital, LLC, entities controlled by Mr. Knitowski, were cancelled.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Pritchett, Siler & Hardy, PC and Morrill & Associates, LLC served as our independent registered public accounting firms for the fiscal years ended December 31, 2012 and 2011, respectively.  The following fees were paid to our independent registered public accounting firms for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $ 13,000 and $25,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2012 and 2011, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012 and 2011
Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Financial Statements

Exhibits

The following exhibits are filed with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	8-K	000-30872	3.1	11/6/09
3.2	Current Bylaws	10-QSB	000-30872	3.2	8/16/04
4.1	Form of Common Stock Certificate	10-SB	000-30872	4.1	7/ 21/00
4.2	2004 Stock Option/Stock Issuance Plan *	8-K	000-30872	4.2	5/ 13/04
4.3	Grant of Stock Option Form used pursuant to the 2004 Stock Option/Stock Issuance Plan	10-KSB	000-30872	4.3	4/ 7/06
4.4	Form of Series A Common Stock Purchase Warrant, as amended	10-KSB	000-30872	4.6	4/ 7/06
4.5	Form of Series B Common Stock Purchase Warrant	10-KSB	000-30872	4.7	4/ 7/06
4.6	Description of Registration Rights for investors in offerings dated September 20, 2005, and January 3, 2006	10-KSB	000-30872	4.8	4/ 7/06
10.1	Employment Agreement with Ray A. Smith	10-QSB	000-30872		11/16/09
10.2	Consulting agreement with Balius Consulting Group, LLC	10-K	000-30872		04/15/09
10.3	Engagement Agreement with Ronald N. Vance	10-K	000-30872		04/15/09
10.5	Employment Agreement with Bryan Kenyon	10-QSB	000-30872		11/16/09
14.1	Code of Ethics	8-K	000-30872	14.1	8/ 26/04
31.1	Rule 13a-14(a) Certification by Principal Financial Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.
** In accordance with Rule 406T of Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trycera Financial, Inc.

Date: June 24, 2014	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: June 24, 2014	/s/ Matthew Richards
Matt Richards, Director

Date: June 24, 2014	/s/ Hector Alvarez
Hector Alvarez, Director

Date: June 24, 2014	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: June 24, 2014	/s/ Ray A. Smith
Ray A. Smith, PFO (Principal Financial and Accounting Officer)

Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2012 and 2011

TRYCERA FINANCIAL, INC.

For the years ended December 31, 2012 and 2011

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
660 SOUTH 200 EAST, SUITE 300
SALT LAKE CITY, UTAH  84111

(801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Trycera Financial, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Trycera Financial, Inc. as of December 31, 2012 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trycera Financial, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
June 9, 2014

TRYCERA FINANCIAL, INC.

Balance Sheets

	December 31	December 31
	2012	2011
Assets
Current Assets
Cash	$473	$179
Prepaid expenses and other current assets	25,000	75,000
Total Current Assets	25,473	75,179

Property & Equipment, net	9,016	11,143
Total Fixed Assets	9,016	11,143

Other Assets
Deposits	-	6,711
Total Other Assets	-	6,711

Total Assets	$34,489	$93,033

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$136
Accounts payable	692,186	557,165
Accounts payable - related parties	179,565	165,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,500,870	962,069
Unsecured notes, current maturities	67,880	59,448
Senior secured notes, current maturities	77,500	77,500
Convertible notes payable, net of discounts, current maturities	662,647	575,929

Total Current Liabilities	3,215,422	2,432,586

Long-term Liabilities
Unsecured notes, less current maturities	25,000	-
Convertible notes payable, net of discounts, less current maturities	49,382	-
Total Long-term Liabilities	74,382	-

Total Liabilities	3,289,804	2,432,586

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 559,273,447 and 502,901,447 shares issued and outstanding, respectively	559,273	502,901
Additional paid in capital	9,640,852	8,447,791
Prepaid stock compensation	(724,001)	(42,585)
Accumulated deficit	(12,731,439)	(11,247,660)
Total Stockholders’ Deficit	(3,255,315)	(2,339,553)
Total Liabilities & Stockholders’ Deficit	$34,489	$93,033

The accompanying notes are an integral part of these financial statements

TRYCERA FINANCIAL, INC.

Statements of Operations

	For the Year Ended
	Dec 31,	Dec 31,
	2012	2011
Revenues
Stored value	$1,654	$299
	1,654	299

Cost of Sales	1,055	3,143
Gross Profit (loss)	599	(2,844)

Expenses
Salaries and wages	472,500	576,475
Stock based compensation	288,000	158,505
Professional fees	48,795	98,097
Impairment of assets	-	298,784
General & administrative	497,378	988,136

Total Expenses	1,306,673	2,119,997

Loss from Operations	(1,306,074)	(2,122,841)

Other Income (Expense)
Interest expense	(177,705)	(306,624)
Total Other Income (Expense)	(177,705)	(306,624)

Loss before tax	(1,483,779)	(2,429,465)
Income tax	-	-
Net Loss	$(1,483,779)	$(2,429,465)

Basic loss Per Share:
Loss per share	$(0.00)	$(0.01)
Net Loss Per Share	$(0.00)	$(0.01)

Weighted Average Shares	530,612,252	479,445,830

The accompanying notes are an integral part of these financial statements

TRYCERA FINANCIAL, INC.

Statements of Cash Flows

	For the Years Ended
	Dec 31,	Dec 31,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(1,483,779)	$(2,429,465)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	2,127	2,128
Impairment of intangible assets	-	298,784
Amortization of prepaid stock compensation	254,584	161,980
Amortization of discount on note payable	91,365	207,035
Stock issued for services	288,000	429,750
Stock options and warrants	-	158,505
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	50,000	152,463
(Increase) decrease in deposits/reserves	6,711	-
Increase (decrease) in accounts payable	149,021	148,150
Increase (decrease) in accrued expenses	538,801	471,017
Net Cash Used by Operating Activities	(103,170)	(399,653)

Cash Flows from Investing Activities
Payments for definite life intangible assets	-	(143,104)
Net Cash Provided by Investing Activities	-	(143,104)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	18,600	380,000
Proceeds from issuance 10% Convertible notes	85,000	150,000
(Increase) decrease in bank overdraft	(136)	136
Payment of unsecured note	-	(3,000)
Net Cash Provided by Financing Activities	103,464	527,136

Net Increase (Decrease) in Cash and Cash Equivalents	294	(15,621)
Cash and Cash Equivalents at Beginning of Period	179	15,800
Cash and Cash Equivalents at End of Period	$473	$179

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$1,224,000	$1,185,039
Common stock issued for accounts payable and accrued expenses	$-	$43,500
Common stock issued for debt	$-	$445,000
Common stock issued for prepaid assets	$-	$100,000

The accompanying notes are an integral part of these financial statements

TRYCERA FINANCIAL, INC.

 Statements of Stockholders’ Deficit
For the Years Ended December 31, 2012 and 2011

	Common Stock		Paid-In	Prepaid	Accumulated
	Shares	Amount	Capital	Equity	Deficit
Balance, at December 31, 2010	455,201,446	$455,201	$7,287,736	$(204,565)	$(8,818,195)

Shares issued for cash pursuant to private placement memorandum at $0.05 per share	6,400,000	6,400	313,600	-	-

Shares issued for cash pursuant to private placement memorandum at $0.025 per share	800,000	800	19,200	-	-

Shares issued for cash pursuant to private placement memorandum at $0.02 per share	2,000,000	2,000	38,000	-	-

Shares issues in connection with exercise of options at $.001	14,000,001	14,000	(596,784)	-	-

Shares issues in connection with accrued compensation at $.03			34,800	-	-

Shares issued for services at $.05			416,200	-	-

Shares issued for services at $.02			4,750	-	-

Shares issued in exchange for retirement of debt at $0.05	7,500,000	7,500	367,500	-	-

Issue of stock for relief of debt - FMV of stock in excess of debt relieved			(367,500)	-	-

Discount on note payable	-	-	12,000	-	-

Shares issued in exchange for retirement of debt at $0.035	2,000,000	2,000	68,000	-	-

Stock compensation recognized as expense	-	-	755,289	161,980	-

Stock issued for call center assets			95,000	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	(2,429,465)

Balance, at December 31, 2011	502,901,447	$502,901	$8,447,791	$(42,585)	$(11,247,660)

Shares issued for cash pursuant to private placement memorandum at $0.05 per share	372,000	372	18,228	-	-

Shares issues in connection with employment agreements at $.026			900,000	(936,000)	-

Shares issues in connection with employment agreements at $.014			268,000	-	-

Discount on note payable	-	-	6,833	-	-

Stock compensation recognized as expense	-	-	-	254,584	-

Net loss for the year ended December 31, 2012	-	-	-	-	(1,483,779)

Balance, at December 31, 2012	559,273,447	$559,273	$9,640,852	$(724,001)	$(12,731,439)

The accompanying notes are an integral part of these financial statements

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 1 – CORPORATE HISTORY

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

During 2012, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.  Despite the ongoing technical build out, the Company continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2012 calendar year launch. Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2012, the Company made progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2011, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company uses the accrual method of accounting and has adopted a calander year-end.

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

C.   Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company has $473 and $179 in cash and cash equivalents at December 31, 2012 and 2011 respectively.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.   Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consists of the following and are recorded at cost:

	2012	2011

Furniture	$11,062	$11,062
Equipment	2,741	2,741

Total fixed assets	13,803	13,803
Accumulated depreciation	(4,787)	(2,660)

Net Fixed assets	9,016	11,143

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

 E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are no outstanding employee stock options to be considered in the fully diluted earnings per share calculation in 2012 and 2011.

	For the Year Ended
	Dec 31,	Dec 31,
	2012	2011

Basic loss per share
Net loss (numerator)	(1,483,779)	$(2,429,465)
Weighted average shares (denominator)	530,612,252	479,445,830

Per share amount	(0.00)	$(0.01)

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2012 and 2011.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

I.   Selling, General and Administrative Costs

Selling, general and administrative expenses included the following for the years ended December 31, 2012 and 2011.

	2012	2011

Insurance	$437	$38,778
Rent	25,590	61,810
Investor relations	72,712	19,682
Travel and Entertainmnet	300	500
Technology costs	40,000	73,273
Outside services	352,942	757,576
General and administrative	5,397	36,517
	$497,378	$988,136

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2012 and 2011.

	2012	2011

Prepaid consulting services	$25,000	$75,000
	$25,000	$75,000

K.   Accrued Expenses

Accrued expenses included the following for the years ended December 31, 2012 and 2011.

	2012	2011

Accrued Payroll and Compensated Absences	$1,042,166	$589,706
Interest payable	215,957	129,617
Program termination costs	55,000	55,000
Vacation accrual	97,836	97,835
Other	89,911	89,911
	$1,500,870	$962,069

L.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed.  With the stored value portfolio, the Company has not implemented a specific policy. Since a majority of the transaction activity is prepaid, the Company does not often provide services and load product until funds have been provided in advance. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2012  and 2011 the allowance for bad and doubtful accounts was $0.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On April 10, 2014, the Company received notice from FINRA that the Company’s request for them to review and complete the Corporate Action Request of the Company to complete a Stock-Reverse at a ratio of 1:1,000 would be denied until the Company’s SEC filings were current.

On April 1, 2014, the Company entered into a two year 10% convertible note with a private party, totaling $15,000.  The note can be converted into post-reverse common stock at a rate of $0.20 per share.

On March 15, 2014, the Company assigned two (2) debt items, respectively $5,361.50 and $4,598.10, to a private individual, in exchange for a convertible promissory note which can be converted into post-reverse common stock at a rate of $0.28 per share.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

On February 24, 2014, the Company assigned a debt item totaling $14,000, to a private individual, in exchange for a convertible promissory note which can be converted into post-reverse common stock at a rate of $0.28 per share.

On February 18, 2014, the Company entered into a two year 10% convertible note with a private party, totaling $30,000.  The note can be converted into post-reverse common stock at a rate of $0.20 per share.

On January 31, 2014, the Company amended the employment agreement with Carl Giese.  Pursuant to the Amendment, accrued wages thru January 31, 2014, which totaled $105,000 will be exchanged for 105,000 shares of post-reverse common stock.  In addition, the original stock incentive package totaling 25,000,000 shares will be replaced with a new stock incentive package totaling 2,000,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will vest in twelve (12) equal installments on a quarterly basis beginning April 1, 2014.

On January 31, 2014, the Company amended the employment agreement with Lisa Bilyeu.  Pursuant to the Amendment, accrued wages thru January 31, 2014, which totaled $28,000 will be exchanged for 28,000 shares of post-reverse common stock.  In addition, the original stock incentive package totaling 10,000,000 shares will be replaced with a new stock incentive package totaling 1,000,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will vest in twelve (12) equal installments on a quarterly basis beginning April 1, 2014.

On January 31, 2014, the Company amended the employment agreement with Shampa Mitra-Reddy.  Pursuant to the Amendment, accrued wages thru January 31, 2014, which totaled $270,000 will be exchanged for 270,000 shares of post-reverse common stock.  In addition, the original stock incentive package totaling 50,000,000 shares will be replaced with a new stock incentive package totaling 2,500,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will vest in twelve (12) equal installments on a quarterly basis beginning April 1, 2014.

On January 31, 2014, the Company amended the employment agreement with Hector Alvarez.  Pursuant to the Amendment, accrued wages thru January 31, 2014, which totaled $322,500 will be exchanged for 322,500 shares of post-reverse common stock.  In addition, the original stock incentive package totaling 50,000,000 shares will be replaced with a new stock incentive package totaling 2,000,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will vest in twelve (12) equal installments on a quarterly basis beginning April 1, 2014.

On January 31, 2014, the Company amended the employment agreement with Steve Rowe.  Pursuant to the Amendment, accrued wages thru January 31, 2014, which totaled $105,000 will be exchanged for 105,000 shares of post-reverse common stock.  In addition, the original stock incentive package totaling 25,000,000 shares will be replaced with a new stock incentive package totaling 2,000,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will vest in twelve (12) equal installments on a quarterly basis beginning April 1, 2014.

On January 31, 2014, the Company amended the consulting agreement with Norman Hardy.  Pursuant to the Amendment, the unissued shares of the original stock incentive package totaling 10,000,000 shares will be replaced with a new stock incentive package totaling 2,500,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will vest in twelve (12) equal installments on a quarterly basis beginning April 1, 2014.

On January 31, 2014, the Company amended the consulting agreement with Heather Bilyeu.  Pursuant to the Amendment, a new stock incentive package totaling 250,000 shares of post-reverse common stock supersedes all previous agreements.  The common stock in the new stock incentive package will be issued in five installments of 50,000 shares on a quarterly basis beginning April 1, 2014.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 31, 2014, the Company amended the consulting agreement with Manishka Investments.  Pursuant to the Amendment, the unexercised share option of the original stock incentive package totaling 4,000,000 shares will be replaced with a new stock incentive package totaling 250,000 shares of post-reverse common stock.  The common stock in the new stock incentive package will be issued in five installments of 50,000 shares on a quarterly basis beginning April 1, 2014.

On January 24, 2014, the Company entered into a two year 10% convertible note with a private party, totaling $7,500.  The note can be converted into post-reverse common stock at a rate of $0.20 per share.

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued 5,000,000 shares of common stock restricted under Rule 144.

On October 15, 2013, the Company filed a complaint against two former employees, Michael Nathans and Kevin Goldstein, in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.  The complaint consists of Breaches of Contract, Civil Conspiracy-Fraud, Breach of the Implied Covenant of Good Faith and Fair Dealing, Interference with Economic Advantage, Unjust Enrichment/Restitution and Breach of Fiduciary Duty committed by both parties. The total general and special financial damages to be determined at the time of trial.  Also, the Company is seeking an Injunction to restrain future conduct and reimbursement of all reasonable attorney fees for the cost of the suit.

On October 8, 2013, the Company filed a Form D with the Securities and Exchange Commission notifying the public of an anticipated convertible debt offering in the amount of $5 Million.  The notes would be for 2 years and the minimum subscription is anticipated to be $50,000.

On September 23, 2013, the Company issued a private investor 500,000 shares of restricted common stock  as interest payment on a $10,000 Loan which was overdue since January 31, 2013.  These shares of common stock were issued under Rule 144.

On September 23, 2013, the Company issued a private investor 500,000 shares of restricted common stock for an investment of $10,000.  These shares of common stock were issued under Rule 144.

On August 6, 2013, the Company entered into a two year consulting agreement with a private firm for the purpose of marketing the Company’s products and services through television, internet, and various other media outlets.  Under the agreement the Consulting Firm was issued 1,000,000 shares of common stock restricted under Rule 144 for $10,000.

On July 23, 2013, the Company issued a private investor, 100,000 shares of restricted common stock as interest payment on a loan which was overdue since January 1, 2013.  These shares of common stock were issued under Rule 144.

On July 23, 2013, the Company issued a private investor 500,000 shares of restricted common stock  as interest payment on a $10,000 Loan which was overdue since January 31, 2013.  These shares of common stock were issued under Rule 144.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued 38,000,000 shares and Ms. Mitra-Reddy was issued 34,000,000 shares. Of these shares 56,000,000 were earned and issuable through through the balance sheet date and are accounted for on the financial statements.

On July 2, 2013, the Company entered into new Settlement Agreements with Sagosa Capital, Ecewa Capital, Curo Capital, Hang Dang, and Luan Dang which where all former parties to the Company and had expired Settlement Agreements with the Company.  Under the new Agreements reached with the above named parties, the Company paid seven thousand five hundred dollars ($7,500) as a nonrefundable deposit and agreed to make twenty four (24) additional payments of five thousand nine hundred thirty-seven dollars and fifty cents ($5,937.50).  These additional payments are to begin once the Company secures a minimum investment of two hundred fifty thousand dollars within ninety days of the executed settlement agreements.  The Creditor Parties listed above have the right to rescind the newly executed Settlement Agreements if the Company fails to begin the payments within ninety days.  In addition to the cash payments, the Parties were granted ten year Warrants for a total of five million (5,000,000) shares at an excise price of one cent ($0.01).

On June 27, 2013, the Board of Directors, approved employment contracts for Lisa Bilyeu, Carl Giese, and Steve Rowe. Each of these full-time employment agreements is effective June 27, 2013, and is for a term of three years. Each is renewable in yearly increments unless terminated prior to expiration of a term. Under the agreements, Mr. Giese is employed as Vice President Credit Services, Mr. Rowe is employed as Vice President of Operations, and Ms. Bilyeu is employed as Administrative Assistant. The base salary for each Messrs. Giese and Rowe is $180,000 per year, payable in the month increments of $15,000. The base salary for Ms. Bilyeu is $48,000 per year, payable in the month increments of $4,000. As a signing bonus for entering into the agreements, Messrs. Giese and Rowe each received 9,000,000 shares and will each be issued 2,000,000 shares per quarter for eight (8) quarters. Ms. Bilyeu received 3,600,000 shares and will be issued 800,000 shares per quarter for eight (8) quarters. The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On June 25, 2013, the Company entered into a one year consulting agreement with Heather Bilyeu for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As full compensation and consideration for Consultant’s services under the agreement, the Company issued the Consultant 2,500,000 shares of common stock restricted under Rule 144.

On June 21, 2013, the Company entered into a three year consulting agreement with Norman Hardy for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As consideration for Consultant’s services under the agreement, the Company offered a stock incentive grant consisting of 15,000,000 shares.  Upon execution of the agreement, the Company issued 5,000,000 shares of common stock restricted under Rule 144.  The remaining 10,000,000 shares vest quarterly over a twenty-four month period or over eight quarters during the same two year period for a total of one million two hundred fifty thousand shares per quarter.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

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

The Company currently has no issues that would mandate application of any deferred tax items or expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses of $7,686,061 as of December 31, 2012 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 5 –  INCOME TAXES (Continued)

Deferred tax assets and the valuation account as of December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax asset:
Net operating loss carryforward	$4,141,332	$3,636,847
Valuation allowance	(4,141,332)	(3,636,847)
	$-	$-

The components of income tax expense are as follows:

	2012	2011

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(504,485)	(826,018)
Change in allowance	504,485	826,018
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses may be offset against future taxable income through 2032.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss  carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NOTE 6 – NOTES PAYABLE

		2012	2011

Senior Secured Notes		$77,500	$77,500
Note payable to entity controlled by former officer(s), of the Company, unsecured, interest at 10% originally due December 31, 2010. Currently past due.
Total Senior Secured Notes		$77,500	$77,500

Unsecured Notes		$59,448	$59,448
Note payable to former service provider, unsecured, interest at 10% originally due February 23, 2011. Currently past due.

Note payable to Vice President, unsecured, interest at 10% plus 1,000,000 shares originally due January 25, 2013. Net of discount. Currently past due.		8,432	-

Note payable to unrelated investor, unsecured, interest at 10% originally due September 4, 2014. Currently past due.		25,000	-

Long term portion	-	(25,000)	-
Total Unsecured Notes		$67,880	$59,448

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 6 – NOTES PAYABLE (Continued)

		2012	2011
Debt Conversion Liability
Convertible Debt Liability-Banner1		$100,000	$100,000
Discount Convertible debt-Banner 1		-	(2,208)
Note payable to unrelated investor, unsecured, interest at 10% originally due March 12, 2012. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible Debt Liability-Banner2		100,000	100,000
Discount Convertible debt-Banner 2		-	(3,551)
Note payable to unrelated investor, unsecured, interest at 10% originally due August 4, 2012. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible debt liability-Banner3		100,000	100,000
Discount Convertible debt-Banner 3		(192)	(5,192)
Note payable to unrelated investor, unsecured, interest at 10% originally due January 14, 2013. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible debt liability-Banner4		50,000	50,000
Discount Convertible debt-Banner 4		(203)	(1,203)
Note payable to unrelated investor, unsecured, interest at 10% originally due March 13, 2013. Currently past due.
Note is convertible into common stock at the higher of $.05 per share or a 10% discount to the market price

Convertible debt liability - JPA		62,542	62,542
Discount convertible debt-JPA		-	(27,288)
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.
Note is convertible into common stock at $.001 per share

Convertible debt liability - Quest		240,000	240,000
Discount convertible debt-Quest		-	(47,671)
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.
Note is convertible into common stock at $.001 per share

Convertible debt liability - Grid		10,500	10,500
Discount convertible debt-Grid		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due May 22, 2011. Currently past due.
Note is convertible into common stock at $.001 per share

Convertible debt liability - MJ Rich		50,000	-
Discount convertible debt-MJ Rich		(618)	-
Note payable to unrelated investor, unsecured, interest at 10% due March 08, 2014. Currently past due.
Note is convertible into common stock at $.001 per share

Long term portion		(49,382)
		$662,647	$575,929

Maturities of notes payable	2013	$808,027	$712,877
Maturities of notes payable (convertible-$49,382 and unsecured-$25,000)	2014	74,382	-
		$882,409	$712,877

Accrued interest on notes payable		$215,957	$129,617

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 7 – STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2011, the Company issued an aggregate 14,000,001 shares of common stock in connection with options exercised related to employment agreements at $.001. Accordingly common stock has been charged $14,000 and additional paid in capital was debited $596,784 to account for previously charged stock compensation expense.

During the year ended December 31, 2011, the Company issued an aggregate 5,000,000 shares of common stock for assets at $0.02 per share. Accordingly, common stock and additional paid in capital have been charged $5,000 and $95,000 respectively.

During the year ended December 31, 2012, the Company issued an aggregate 36,000,000 shares of common stock in connection with the signing of employment agreements. Accordingly, common stock and additional paid in capital have been charged $36,000 and $900,000 respectively. The fair value of the shares has been treated as offset to equity and will be amortized over the life of the employment agreements.

During the year ended December 31, 2012, the Company issued an aggregate 20,000,000 shares of common stock in connection with the employment agreements. Accordingly, common stock and additional paid in capital have been charged $20,000 and $268,000 respectively.

During the year ended December 31, 2012, the Company issued an aggregate 372,000 shares of common stock at $0.05 pursuant to a private placement. Accordingly, common stock and additional paid in capital have been charged $372 and $18,228 respectively.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

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

The following schedule summarizes the activity during the periods ending December 31, 2012 and December 31, 2011 respectively:

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2012	-	$-
Options Granted	-	-
Options Exercised	-	-
Options Canceled/expired	-	-
Options Outstanding at December 31, 2012	-	$-
Options Exercisable at December 31, 2012	-	$-

	2004 Stock Plan
		Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2011	45,000,000	$0.001
Options Granted	-	-
Options Exercised	(14,000,001)	0.001
Options Canceled/expired	(30,999,999)	0.001
Options Outstanding at December 31, 2011	-	$-
Options Exercisable at December 31, 2011	-	$-

The amount of stock option compensation expense was $0  and $755,290 for the years ended December 31, 2012 and 2011, respectively. The expense was calculated using the Black-Scholes option pricing model.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 8 –  STOCK OPTION PLAN (Continued)

Employee stock options outstanding and exercisable under this plan as of December 31, 2012 and December 31, 2011 are:

December 31, 2012
		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001 - $.001	-	$0.000	0.0	-	$0.000

December 31, 2011
		Weighted	Average	Weighted
	Number of	Average	Remaining	Number	Average
Range of	Options	Exercise	Contractual	of Options	Exercise
Exercise Price	Granted	Price	Life (Years)	Vested	Price

$.001 - $.001	-	$0.000	0.0	-	$0.000

NOTE 9 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has $473 on hand and few material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.