Form 10-Q
period 2013-03-31
Trycera Financial, Inc.
filed 2014-11-03
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

At June 15, 2014, there were 611,808,447 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements

Trycera Financial, Inc.
Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$958	$473
Prepaid expenses and other current assets	12,500	25,000
Total Current Assets	13,458	25,473

Property & Equipment, net	8,484	9,016
Total Fixed Assets	8,484	9,016

Total Assets	$21,942	$34,489

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$716,187	$692,186
Accounts payable - related parties	179,565	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,611,637	1,500,870
Unsecured notes, current maturities	69,448	67,880
Senior secured notes, current maturities	77,500	77,500
Convertible notes payable, net of discounts, current maturities	712,549	662,647

Total Current Liabilities	3,401,660	3,215,422

Long-term Liabilities
Unsecured notes, less current maturities	25,000	25,000
Convertible notes payable, net of discounts, less current maturities	-	49,382
Total Long-term Liabilities	25,000	74,382

Total Liabilities	3,426,660	3,289,804

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 567,273,447 and 559,273,447 shares issued and outstanding, respectively	567,273	559,273
Additional paid in capital	9,720,852	9,640,852
Prepaid stock compensation	(646,000)	(724,001)
Accumulated deficit	(13,046,843)	(12,731,439)
Total Stockholders’ Deficit	(3,404,718)	(3,255,315)
Total Liabilities & Stockholders’ Deficit	$21,942	$34,489

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Statements of Operations

	For the Quarter Ended
	March 31,	March 31,
	2013	2012
Revenues
Stored value	$1,591	$400
	1,591	400

Cost of Sales	190	221
Gross Profit (loss)	1,401	179

Expenses
Salaries and wages	90,060	67,500
Stock based compensation	88,000	-
Professional fees	9,000	11,000
General & administrative	106,450	159,461

Total Expenses	293,510	237,961

Loss from Operations	(292,109)	(237,782)

Other Income (Expense)
Interest expense	(23,295)	(70,516)
Total Other Income (Expense)	(23,295)	(70,516)

Loss before tax	(315,404)	(308,298)
Income tax	-	-
Net Loss	$(315,404)	$(308,298)

Basic loss Per Share:
Loss per share	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares	559,362,336	506,101,447

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Statements of Cash Flows
(Unaudited)

	For the Quarter Ended
	March 31,	March 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(315,404)	$(308,298)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	532	531
Amortization of prepaid stock compensation	78,001	22,667
Amortization of discount on note payable	2,088	50,214
Stock issued for services	88,000	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	12,500	12,500
(Increase) decrease in deposits/reserves	-	6,711
Increase (decrease) in accounts payable	24,001	78,999
Increase (decrease) in accrued expenses	110,767	86,903
Net Cash Used by Operating Activities	485	(49,773)

Cash Flows from Financing Activities
(Increase) decrease in bank overdraft	-	(136)
Proceeds from issuance of unsecured notes	-	50,000
Net Cash Provided by Financing Activities	-	49,864

Net Increase (Decrease) in Cash and Cash Equivalents	485	91
Cash and Cash Equivalents at Beginning of Period	473	179
Cash and Cash Equivalents at End of Period	$958	$270

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$88,000	$1,224,000
Common stock issued for accounts payable and accrued expenses	$-	$-
Common stock issued for debt	$-	$-
Common stock issued for prepaid assets	$-	$-

The accompanying notes are an integral part of these financial statements

TRYCERA FINANCIAL, INC.
Notes to Financial Statements

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

In connection with employment agreements the Company recorded 8,000,000 shares for $88,000 or $.011 per share.

NOTE 4 – CONTINGENCIES

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

On December 6, 2013, the Company appeared in person and answered fully and completely the outstanding questions for the California Department of Corporations.  No further requests have been made or are expected.

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

In April 4, 2012, the Company received a subpoena from the California Department of Corporations requesting certain documents and records.  The Company intends to comply fully with the subpoena.

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

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued. Accordingly the following material events occurred subsequent to the quarter ended March 31, 2013:

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

On October 15, 2013, the Company filed a complaint against two former employees, Michael Nathans and Kevin Goldstein, in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.  The complaint consists of Breaches of Contract, Civil Conspiracy-Fraud, Breach of the Implied Covenant of Good Faith and Fair Dealing, Interference with Economic Advantage, Unjust Enrichment/Restitution and Breach of Fiduciary Duty committed by both parties. The total general and special financial damages are to be determined at the time of trial.  Also, the Company is seeking an Injunction to restrain future conduct and reimbursement of all reasonable attorney fees for the cost of the suit.

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

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued 38,000,000 shares and Ms. Mitra-Reddy was issued 34,000,000 shares. Of these shares 64,000,000 were earned and issuable through through the balance sheet date and are accounted for on the financial statements.

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

Recent Developments

For the first quarter ending March 31, 2013, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continues as a spill over from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts.  The shortfalls in funding are the direct result of three groups over the course of a two year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build out, and the Company has continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2013 calendar year launch.  Throughout the first quarter and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any prepaid card issuer in efforts to develop a rapport for payment and recurring payment reporting.  During the first quarter, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is no longer seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In addition, a number of initiatives undertaken during the first quarter by the Company have failed or taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will be generated in the second half of 2013 to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

Throughout the first quarter of 2013, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The financial commitments entered into in 2010 and 2011 were intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern is the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has not been in contact with certain principals as listed above for some time.  Since the agreements have lapsed the Company has had intermittent contact with certain principals in the three months ending March 31, 2013.  It is expected that the Company will re-engage those parties listed above in the coming quarter to arrange cash payments or alternative arrangements in order to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2013.

Results of Operations

For the three months ended March 31, 2013

In the first quarter of 2013 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  As a result the Company had $1,591in revenue for the quarter compared to revenue of $400 for the same quarter last year.

Revenue

Revenue from continuing operations was $1,591 and $400 for the quarters ended March 31, 2013 and 2012, respectively, representing an increase of $1,191 or effectively 297%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $190 and $221 for the quarters ended March 31, 2013 and 2012.  The decrease was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit was $1,401 and $179 for the quarters ended March 31, 2013 and 2012, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $293,510 and $237,961 for the quarters ended March 31, 2013 and 2012, respectively, representing an increase of $55,549.  The key components of our first quarter 2013 operating expense are salaries and wages ($90,060) professional fees ($9,000), general and administrative ($106,450) and stock based compensation ($88,000).

Salaries and wages expense were $90,060 and $67,500 for the quarters ended March 31, 2013 and 2012, respectively, representing an increase of $22,560 or 33%. The Company has three full time employees, all of whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $106,450 and $159,461 for the quarters ended March 31, 2013 and 2012, respectively, representing a decrease of $53,011 or 33%. The decrease resulted from the decrease in outside services as the Company refocused and its efforts on the current business plan.

Net loss

We incurred net losses of $315,404 and $308,298 for the quarters ended March 31, 2013 and 2012, respectively, representing an increase in the net loss of $7,106.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2014 is compared to 2013.

Liquidity and Capital Resources

As of March 31, 2013, cash totaled $958 as compared with $473 at December 31, 2012, resulting in a decrease of $485 in cash and cash equivalents.  Working capital deficit was ($3,388,202) at March 31, 2013, as compared with working capital deficit of ($3,189,949) at December 31, 2012.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

The Company is currently being funded through a mix of equity investments and convertible note instruments to supply working capital for operations.  The Company has a substantial backlog of liabilities and will need to negotiate and reduce liabilities in order to remain on a viable business path.  If vendors, agents, suppliers and third parties are unwilling to agree to terms more favorable to the Company, there is likelihood that the liabilities could materially and adversely affect day to day operations.  The funds invested and committed are primarily focused on driving business growth and not specifically earmarked to extinguish large tranches of debt or the backlog of liabilities. In event that the Company is unable to mitigate the affects of the liabilities, the Company may seek any and all necessary protections afforded under various state and federal laws.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2013 in order to finance continued operations and to finance potential merger and/or acquisition investments.  In an event where the Company faces immediate insolvency, the Company may pursue the sale of its intellectual property, which may or may not have marketable value.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2013, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2013:

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

On October 15, 2013, the Company filed a complaint against two former employees, Michael Nathans and Kevin Goldstein, in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.  The complaint consists of Breaches of Contract, Civil Conspiracy-Fraud, Breach of the Implied Covenant of Good Faith and Fair Dealing, Interference with Economic Advantage, Unjust Enrichment/Restitution and Breach of Fiduciary Duty committed by both parties. The total general and special financial damages are to be determined at the time of trial.  Also, the Company is seeking an Injunction to restrain future conduct and reimbursement of all reasonable attorney fees for the cost of the suit.

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

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued 38,000,000 shares and Ms. Mitra-Reddy was issued 34,000,000 shares. Of these shares 64,000,000 were earned and issuable through through the balance sheet date and are accounted for on the financial statements.

On July 2, 2013, the Company entered into new Settlement Agreements with Sagosa Capital, Ecewa Capital, Curo Capital, Hang Dang, and Luan Dang which where all former parties to the Company and had expired Settlement Agreements with the Company.  Under the new Agreements reached with the above named parties, the Company paid seven thousand five hundred dollars ($7,500) as a nonrefundable deposit and agreed to make twenty four (24) additional payments of five thousand nine hundred thirty-seven dollars and fifty cents ($5,937.50).  These additional payments are to begin once the Company secures a minimum investment of two hundred fifty thousand dollars within ninety days of the executed settlement agreements.  The Creditor Parties listed above have the right to rescind the newly executed Settlement Agreements if the Company fails to begin the payments within ninety days.  In addition to the cash payments, the Parties were granted ten year Warrants for a total of five million shares at an excise price of one cent.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2013, the Company appeared in person and answered fully and completely the outstanding questions for the California Department of Corporations.  No further requests have been made or are expected.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR DEBT

None

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.        OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Rule 406T of Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: July 3, 2014	By:	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: July 3, 2014	By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer (Principal Financial Officer)