Form 10-Q
period 2013-06-30
Trycera Financial, Inc.
filed 2014-11-03
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements

Trycera Financial, Inc.
Balance Sheets

	June 30	December 31
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$3,901	$473
Prepaid expenses and other current assets	56,261	25,000
Total Current Assets	60,162	25,473

Property & Equipment, net	7,952	9,016
Total Fixed Assets	7,952	9,016

Total Assets	$68,114	$34,489

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$745,186	$692,186
Accounts payable - related parties	179,565	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,731,887	1,500,870
Unsecured notes, current maturities	94,448	67,880
Senior secured notes, current maturities	77,500	77,500
Convertible notes payable, net of discounts, current maturities	712,674	662,647

Total Current Liabilities	3,576,034	3,215,422

Long-term Liabilities
Unsecured notes, less current maturities	-	25,000
Convertible notes payable, net of discounts, less current maturities	-	49,382
Total Long-term Liabilities	-	74,382

Total Liabilities	3,576,034	3,289,804

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 604,373,447 and 559,273,447 shares issued and outstanding, respectively	604,373	559,273
Additional paid in capital	9,965,712	9,640,852
Prepaid stock compensation	(731,704)	(724,001)
Accumulated deficit	(13,346,301)	(12,731,439)
Total Stockholders’ Deficit	(3,507,920)	(3,255,315)
Total Liabilities & Stockholders’ Deficit	$68,114	$34,489

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues
Stored value	$2,976	$439	$4,567	$839
	2,976	439	4,567	839

Cost of Sales	1,010	206	1,200	427
Gross Profit (loss)	1,966	233	3,367	412

Expenses
Salaries and wages	93,400	105,000	183,460	172,500
Stock based compensation	60,800	80,000	148,800	80,000
Professional fees	15,048	9,000	24,048	20,000
General & administrative	110,126	97,966	216,576	257,427

Total Expenses	279,374	291,966	572,884	529,927

Loss from Operations	(277,408)	(291,733)	(569,517)	(529,515)

Other Income (Expense)
Interest expense	(22,050)	(54,334)	(45,345)	(124,850)
Total Other Income (Expense)	(22,050)	(54,334)	(45,345)	(124,850)

Loss before tax	(299,458)	(346,067)	(614,862)	(654,365)
Income tax	-	-	-	-
Net Loss	$(299,458)	$(346,067)	$(614,862)	$(654,365)

Basic loss Per Share:

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	567,361,359	521,077,227	563,295,546	513,630,707

The accompanying notes are an integral part of these financial statements.

Trycera Financial, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2013	2012

Cash Flows from Operating Activities
Net Loss	$(614,862)	$(654,365)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,064	1,063
Amortization of prepaid stock compensation	156,457	165,332
Amortization of discount on note payable	2,213	83,300
Stock issued for services	205,800	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	(31,261)	25,000
(Increase) decrease in deposits/reserves	-	6,711
Increase (decrease) in accounts payable	53,000	97,998
Increase (decrease) in accrued expenses	231,017	207,052
Net Cash Used by Operating Activities	3,428	(67,909)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	18,600
(Increase) decrease in bank overdraft	-	(136)
Proceeds from issuance of unsecured notes	-	50,000
Net Cash Provided by Financing Activities	-	68,464

Net Increase (Decrease) in Cash and Cash Equivalents	3,428	555
Cash and Cash Equivalents at Beginning of Period	473	179
Cash and Cash Equivalents at End of Period	$3,901	$734

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$369,960	$1,225,000
Common stock issued for accounts payable and accrued expenses	$-	$656,000
Common stock issued for debt	$-	$-
Common stock issued for prepaid assets	$57,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.  The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

In June 27, 2013, the Board of Directors, approved employment contracts for Lisa Bilyeu, Carl Giese, and Steve Rowe. Each of these full-time employment agreements is effective June 27, 2013, and is for a term of three years. Each is renewable in yearly increments unless terminated prior to expiration of a term. Under the agreements, Mr. Giese is employed as Vice President Credit Services, Mr. Rowe is employed as Vice President of Operations, and Ms. Bilyeu is employed as Administrative Assistant. The base salary for each Messrs. Giese and Rowe is $180,000 per year, payable in the month increments of $15,000. The base salary for Ms. Bilyeu is $48,000 per year, payable in the month increments of $4,000. As a signing bonus for entering into the agreements, Messrs. Giese and Rowe each received 9,000,000 shares and will each be issued 2,000,000 shares per quarter for eight (8) quarters. Ms. Bilyeu received 3,600,000 shares and will be issued 800,000 shares per quarter for eight (8) quarters. The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

For the six months ended June 30th, 2013 the Company also accounted for 16,000,000 shares in connection with employment agreement entered into prior to 2013.

On June 25, 2013, the Company entered into a one year consulting agreement with Heather Bilyeu for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As full compensation and consideration for Consultant’s services under the agreement, the Company issued the Consultant two million five hundred thousand (2,500,000) shares of common stock restricted under Rule 144.

On June 21, 2013, the Company entered into a three year consulting agreement with Norman Hardy for the purpose of assisting the Company to market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As consideration for Consultant’s services under the agreement, the Company offered a stock incentive grant consisting of fifteen million (15,000,000) shares.  Upon execution of the agreement, the Company issued five million (5,000,000) shares of common stock restricted under Rule 144.  The remaining ten million (10,000,000) shares vest quarterly over a twenty-four month period or over eight quarters during the same two year period for a total of one million two hundred fifty thousand (1,250,000) shares per quarter.

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

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued. Accordingly the following material events occurred subsequent to the quarter ended June 30, 2013:

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

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued five million shares of common stock restricted under Rule 144.

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

On August 6, 2013, the Company entered into a two year consulting agreement with a private firm for the purpose of marketing the Company’s products and services through television, internet, and various other media outlets.  Under the agreement the Consulting Firm was granted stock options for one million shares of common stock restricted under Rule 144 at an exercise price of one cent which the Consultant executed upon signing the agreement.  The Consultant was also granted the option for an additional four million shares of common stock restricted under Rule 144 at an exercise price of four cents.

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued thirty eight million shares and Ms. Mitra-Reddy was issued thirty four million shares.

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

On July 1, 2013, the Company entered into a subscription agreement with a private individual for ten thousand dollars ($10,000) in exchange for five hundred thousand (500,000) shares of common stock Restricted under Rule 144.

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

Recent Developments

For the first two quarters ending June 30, 2013, all primary operational efforts have been prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s financial, credit and money management products.  This effort continues as a spill over from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts.  The shortfalls in funding are the direct result of three groups over the course of a two year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build out, and the Company has continued working closely with new partners and associations in efforts to position the suite of products and services for a late 2013 calendar year launch.  Throughout the first and second quarters and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any prepaid card issuer in efforts to develop a rapport for payment and recurring payment reporting.  During the first and second quarters, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services, payment reporting services and video communication products, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is no longer seeking a customized network branded card program.  The Company has elected to use third party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

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

In conjunction with continuing efforts to expand operations and generate revenue, the Company spent additional time in the first and second quarter on aligning the payment reporting business with key industry associations, industry experts and governmental agencies in order to foster long term alliances.

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

Throughout the first two quarters of 2013, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The financial commitments entered into in 2010 and 2011 were intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern is the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company has been in recent contact with certain principals as listed above to open discussions and begin to put in place an agreeable resolution to this outstanding matter.  Since the agreements have lapsed, the Company has had intermittent contact with certain principals in the previous two years as funding constraints caused delays in fulfilling obligation pursuant to the two previous settlement agreements.  It is expected that the Company will resolve any outstanding issues regarding those parties listed above in the coming quarter to arrange cash payments or alternative arrangements in order to mitigate any languishing liabilities to those particular parties.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2013.

Results of Operations

For the three months ended June 30, 2013

During the first six months of 2013 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the three months ended June 30, 2013.

Revenue

Revenue from continuing operations was $2,976 and $439 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $2,537 or effectively 578%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $1,010 and $206 for the three months ended June 30, 2013 and 2012.  The increase was 390% and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit was $1,966 and $233 for the three months ended June 30, 2013 and 2012, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $279,374 and $291,966 for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $12,592 or 4%.  The key components of  operating expense for the three months ended June 30, 2013 are salaries and wages ($93,400) professional fees ($15,048), general and administrative ($110,126) and stock based compensation ($60,800).

Salaries and wages expense were $93,400 and $105,000 for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $11,600 or 11%. The Company has eight employees whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $110,126 and $97,966 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $12,160 or 12%. General and administrative expenses increased as the Company positions itself for growth.

Net loss

We incurred net losses of $299,458 and $346,067 for the three months ended June 30, 2013 and 2012, respectively, representing a decrease in net loss of $46,609 or 13%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2014 is compared to 2013.

For the six months ended June 30, 2013

During the first six months of 2013 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the three months ended June 30, 2013.

Revenue

Revenue from continuing operations was $4,567 and $839 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $3,728 or effectively 444%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $1,200 and $427 for the six months ended June 30, 2013 and 2012.  The increase was $773 or 181% and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $3,367 and $412 for the six months ended June 30, 2013 and 2012, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $572,884 and $529,927 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $42,957 or 8%.  The key components of operating expense for the six months ended June 30, 2013 are salaries and wages ($183,460) professional fees ($24,048), general and administrative ($216,576) and stock based compensation ($148,800).

Salaries and wages expense were $183,460 and $172,500 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $10,960 or 6%. The Company has eight employees whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $216,576 and $257,427 for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $40,851 or 16%. General and administrative expenses increased as the Company positions itself for growth.

Net loss

We incurred net losses of $614,862 and $654,365 for the six months ended June 30, 2013 and 2012, respectively, representing a decrease in net loss of $39,503 or 6%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2014 is compared to 2013.

Liquidity and Capital Resources

As of June 30, 2013, cash totaled $3,901 as compared with $473 at December 31, 2012, resulting in a decrease of $3,428 in cash and cash equivalents.  Working capital deficit was ($3,515,872) at June 30, 2013, as compared with working capital deficit of ($3,189,949) at December 31, 2012.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

The Company is currently being funded through a mix of equity investments and convertible note instruments as well as personal loans from its President/CEO to supply working capital for operations.  The Company has a substantial backlog of liabilities and will need to negotiate and reduce liabilities in order to remain on a viable business path.  If vendors, agents, suppliers and third parties are unwilling to agree to terms more favorable to the Company, there is likelihood that the liabilities could materially and adversely affect day to day operations.  The funds invested and committed are primarily focused on driving business growth and not specifically earmarked to extinguish large tranches of debt or the backlog of liabilities. In event that the Company is unable to mitigate the affects of the liabilities, the Company may seek any and all necessary protections afforded under various state and federal laws.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2013 in order to finance continued operations and to finance potential merger and/or acquisition investments.  In an event where the Company faces immediate insolvency, the Company may pursue the sale of its intellectual property, which may or may not have marketable value.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2013:

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

On February 20, 2014, the Company retained Kline Law Group, PC to represent the Company in all matters relating to the US Securities and Exchange Commission, including but not limited to, reviewing and preparing Company filings, press releases, disclosures, etc.

On February 18, 2014, the Company filed Form DEF 14C with the Securities and Exchange Commission notifying them of the Company’s intent to complete a Stock-Reverse at a ratio of 1:1,000.  In addition, the Company intends to reduce its Authorized Shares from two billion (2,000,000,000) to five hundred million (500,000,000), and reduce the number of Authorized Shares in its 2004 Stock Option/Stock Issuance Plan from two hundred fifty million (250,000,000) to fifty million (50,000,000).

On February 18, 2014, the Company entered into a two year 10% convertible note with a private party, totaling $30,000.  The note can be converted into post-reverse common stock at a rate of $0.20 per share.

On February 12, 2014, the Company filed the required application along with all supplemental documentation with FINRA requesting them to review and complete the Corporate Action Request of the Company to complete a Stock-Reverse at a ratio of 1:1,000.

On February 6, 2014, the Company filed Form PRE 14C with the Securities and Exchange Commission notifying them of the Company’s intent to complete a Stock-Reverse at a ratio of 1:1,000.  In addition, the Company intends to reduce its Authorized Shares from two billion (2,000,000,000) to five hundred million (500,000,000), and reduce the number of Authorized Shares in its 2004 Stock Option/Stock Issuance Plan from two hundred fifty million (250,000,000) to fifty million (50,000,000).

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

On January 10, 2014, the Company entered into a two (2) year consulting agreement with CrosspointNW, LLC for the purpose of assisting the Company deploy its LIVE Agent Auto Dealer Kiosks in up to 150 auto dealerships.  As consideration for such services, the Company will pay Consultant Twenty-Five Dollars ($25) per customer who enrolls into the Company’s financial services program thru a kiosk.

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued five million shares of common stock restricted under Rule 144.

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

On August 6, 2013, the Company entered into a two year consulting agreement with a private firm for the purpose of marketing the Company’s products and services through television, internet, and various other media outlets.  Under the agreement the Consulting Firm was granted stock options for one million shares of common stock restricted under Rule 144 at an exercise price of one cent which the Consultant executed upon signing the agreement.  The Consultant was also granted the option for an additional four million shares of common stock restricted under Rule 144 at an exercise price of four cents.

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued thirty eight million shares and Ms. Mitra-Reddy was issued thirty four million shares.

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

On July 1, 2013, the Company entered into a subscription agreement with a private individual for ten thousand dollars ($10,000) in exchange for five hundred thousand (500,000) shares of common stock Restricted under Rule 144.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 25, 2013, the Company entered into a one year consulting agreement with Heather Bilyeu for the purpose of assisting the Company to market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As full compensation and consideration for Consultant’s services under the agreement, the Company issued the Consultant two million five hundred thousand (2,500,000) shares of common stock restricted under Rule 144.

On June 21, 2013, the Company entered into a three year consulting agreement with Norman Hardy for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As consideration for Consultant’s services under the agreement, the Company offered a stock incentive grant consisting of fifteen million (15,000,000) shares.  Upon execution of the agreement, the Company issued five million (5,000,000) shares of common stock restricted under Rule 144.  The remaining ten million (10,000,000) shares vest quarterly over a twenty-four month period or over eight quarters during the same two year period for a total of one million two hundred fifty thousand (1,250,000) shares per quarter.

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

Trycera Financial, Inc.

Date: July 24, 2014	By:	/s/ Ray A. Smith
Ray A. Smith
(Principal Executive Officer)

Date: July 24, 2014	By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer
(Principal Financial Officer)