Form 10-Q
period 2013-09-30
Trycera Financial, Inc.
filed 2014-12-10
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

At June 15, 2014, there were 623,673,447 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

Trycera Financial, Inc.
Balance Sheets

	September 30	December 31
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$507	$473
Prepaid expenses and other current assets	46,761	25,000
Total Current Assets	47,268	25,473

Property & Equipment, net	7,420	9,016
Total Fixed Assets	7,420	9,016

Total Assets	$54,688	$34,489

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$690,686	$692,186
Accounts payable - related parties	179,565	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	2,102,081	1,500,870
Unsecured notes, current maturities	94,448	67,880
Senior secured notes, current maturities	-	77,500
Convertible notes payable, net of discounts, current maturities	712,799	662,647

Total Current Liabilities	3,814,353	3,215,422

Long-term Liabilities
Unsecured notes, less current maturities	-	25,000
Convertible notes payable, net of discounts, less current maturities	-	49,382
Total Long-term Liabilities	-	74,382

Total Liabilities	3,814,353	3,289,804

Commitments	-	-

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 2,000,000,000 shares authorized at $.001 par value; 618,673,447 and 559,273,447 shares issued and outstanding, respectively	618,673	559,273
Additional paid in capital	10,086,612	9,640,852
Prepaid stock compensation	(640,024)	(724,001)
Accumulated deficit	(13,824,926)	(12,731,439)
Total Stockholders’ Deficit	(3,759,665)	(3,255,315)
Total Liabilities & Stockholders’ Deficit	$54,688	$34,489

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2013	2012	2013	2012

Revenues	$7,497	$813	$12,064	$1,652
	7,497	813	12,064	1,652

Cost of Sales	2,628	295	3,828	722
Gross Profit (loss)	4,869	518	8,236	930

Expenses
Salaries and wages	203,519	150,000	386,979	322,500
Stock based compensation	115,200	112,000	264,000	192,000
Professional fees	12,766	9,000	36,814	29,000
General & administrative	131,711	125,382	348,287	382,809

Total Expenses	463,196	396,382	1,036,080	926,309

Loss from Operations	(458,327)	(395,864)	(1,027,844)	(925,379)

Other Income (Expense)
Interest expense	(20,298)	(23,604)	(65,643)	(148,454)
Total Other Income (Expense)	(20,298)	(23,604)	(65,643)	(148,454)

Loss before tax	(478,625)	(419,468)	(1,093,487)	(1,073,833)
Income tax	-	-	-	-
Net Loss	$(478,625)	$(419,468)	$(1,093,487)	$(1,073,833)

Basic loss Per Share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	609,223,996	543,077,795	576,487,000	523,554,268

The accompanying notes are an integral part of these financial statements

Trycera Financial, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(1,093,487)	$(1,073,833)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,596	1,595
Amortization of prepaid stock compensation	248,137	368,583
Amortization of discount on note payable	2,338	85,474
Stock issued for services	321,000	-
Changes in operating assets and liabilities;
(Increase) decrease in prepaid and other current assets	(21,761)	37,500
(Increase) decrease in deposits/reserves	-	6,711
Increase (decrease) in accounts payable	(1,500)	114,227
Increase (decrease) in accrued expenses	523,711	368,130
Net Cash Used by Operating Activities	(19,966)	(91,613)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	20,000	18,600
(Increase) decrease in bank overdraft	-	(136)
Proceeds from issuance of unsecured notes	-	75,000
Net Cash Provided by Financing Activities	20,000	93,464

Net Increase (Decrease) in Cash and Cash Equivalents	34	1,851
Cash and Cash Equivalents at Beginning of Period	473	179
Cash and Cash Equivalents at End of Period	$507	$2,030

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock/options issued for services and deferred compensation	$485,160	$2,352,000
Common stock issued for accounts payable and accrued expenses	$-	$656,000
Common stock issued for debt	$-	$-
Common stock issued for prepaid assets	$57,000	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.  The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

On August 6, 2013, the Company entered into a two year consulting agreement with a private firm for the purpose of marketing the Company’s products and services through television, internet, and various other media outlets.  Under the agreement the Consulting Firm was granted stock options for one million (1,000,000) shares of common stock restricted under Rule 144 at an exercise price of one cent which the Consultant executed upon signing the agreement.  The Consultant was also granted the option for an additional four million (4,000,000) shares of common stock restricted under Rule 144 at an exercise price of four cents.

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued thirty eight million (38,000,000) shares and Ms. Mitra-Reddy was issued thirty four million (34,000,000) shares.

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

NOTE 4 – REVENUE RECOGNITION

The Company’s revenue is derived from payment reporting products and a suite of personal financial products and services designed to assist consumers with their personal budgets and credit needs. The Company applies the provisions of SEC Staff Accounting Bulletin("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

NOTE 5 – DEBT

	September 30,	December 31,
	2013	2012

Senior Secured Notes
Note payable to entity controlled by former officer(s), of the Company, unsecured, interest at 10% originally due December 31, 2010. Currently past due.	$-	$77,500
Total Senior Secured Notes	$-	$77,500

Unsecured Notes
Note payable to former service provider, unsecured, interest at 10% originally due February 23, 2011. Currently past due.	$59,448	$59,448

Note payable to Vice President, unsecured, interest at 10% plus 1,000,000 shares originally due January 25, 2013. Net of discount. Currently past due.	10,000	8,432

Note payable to unrelated investor, unsecured, interest at 10% originally due September 4, 2014. Currently past due.	25,000	25,000

Long term portion	-	(25,000)
Total Unsecured Notes	$94,448	$67,880

	September 30,	December 31,
	2013	2012
Debt Conversion Liability
Convertible Debt Liability-Banner1	$100,000	$100,000
Discount Convertible debt-Banner 1	-	-
Note payable to unrelated investor, unsecured,
interest at 10% originally due March 12, 2012.
Currently past due.
Note is convertible into common stock at the higher
of $.05 per share or a 10% discount to the market price

Convertible Debt Liability-Banner2	100,000	100,000
Discount Convertible debt-Banner 2	-	-
Note payable to unrelated investor, unsecured,
interest at 10% originally due August 4, 2012.
Currently past due.
Note is convertible into common stock at the higher
of $.05 per share or a 10% discount to the market price

Convertible debt liability-Banner3	100,000	100,000
Discount Convertible debt-Banner 3	-	(192)
Note payable to unrelated investor, unsecured,
interest at 10% originally due January 14, 2013.
Currently past due.
Note is convertible into common stock at the higher
of $.05 per share or a 10% discount to the market price

Convertible debt liability-Banner4	50,000	50,000
Discount Convertible debt-Banner 4	-	(203)
Note payable to unrelated investor, unsecured,
interest at 10% originally due March 13, 2013.
Currently past due.
Note is convertible into common stock at the higher
of $.05 per share or a 10% discount to the market price

Convertible debt liability - JPA	62,542	62,542
Discount convertible debt-JPA	-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due. Note is convertible into common stock at $.001 per share

Convertible debt liability - Quest	240,000	240,000
Discount convertible debt-Quest	-	-
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

Convertible debt liability - MJ Rich	50,000	50,000
Discount convertible debt-MJ Rich	(243)	(618)
Note payable to unrelated investor, unsecured, interest at 10% due March 08, 2014. Currently past due. Note is convertible into common stock at $.001 per share

Long term portion	-	(49,382)
	$712,799	$662,647

Maturities of notes payable 2013	$732,490	$808,027
Maturities of notes payable 2014	74,757	74,382
	$807,247	$882,409

Accrued interest on notes payable	$238,278	$215,957

NOTE 6 – SUBSEQUENT EVENTS

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

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued five million (5,000,000) shares of common stock restricted under Rule 144.

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

Recent Developments

For the three quarters ending September 30, 2013, all primary operational efforts have been prioritized and focused on the planned rollout of the Company’s products and services.  This effort continues as a spillover from the delays associated with the restarted operations dating back to 2009.  Failures to secure sustained funding for operations have hampered operational efforts and delayed product rollouts but the Company has begun marketing its product line on a limited basis.  The shortfalls in funding are the direct result of three groups over the course of a two year period failing to deliver on promised funds under signed placement agreements.  Despite working capital shortfalls and operational delays, the Company continues its progress, though limited at best, and the Company has continued working closely with new partners and associations in efforts to generate customer awareness and generate revenues for the Company.  Throughout the first three quarters and subsequently thereafter, the Company also engaged in signing new agreements, terminating existing agreements and restructuring deals to help ensure the viability of the entity long-term.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting, credit building and financial products that is now the backbone of the financial industry.  The Company has refocused away from needing to be a marketer of prepaid cards and instead prefers to align with any business which has credit turn-downs as these consumers are actively seeking a loan and the Company’s product line can help accommodate their needs.  During the first three quarters, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, the Company continued to focus on developing marketing partnerships with auto dealerships, mortgage industry businesses, etc. to facilitate the distribution of the Company’s personal financial services and video communication products, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.

The Company believes that this strategy will be able to offer more predictable low cost model that will provide our customers and strategic distribution partners the flexibility of working with wide reaching portfolio program channels and will better align credit seeking consumers with a suite of financial tools that include personal budgeting and credit building tools and a financial management spending analysis tool.  We piloted a similar program in the past, but without specific target or installed consumer base, the Company is uncertain when we may anticipate sustained revenues to carry the overhead of the Company.

In addition, a number of initiatives undertaken during the first three quarters by the Company have failed or taken longer than expected or anticipated.  Capital constraints coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes and vendor payment shortfalls and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first two quarters.  The Company expects that organic revenues will continue to be generated on a limited basis during the second half of 2013 to allow the Company to hire third parties to staff and support the program development and primary growth objectives.

Throughout the first three quarters of 2013, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The financial commitments entered into in 2010 and 2011 were intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.  A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.  Of the major items outstanding, an area of concern was the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company spent significant time addressing these issues and reached settlement agreements with all associated parties on July 2, 2013.  As expected that the Company resolved any and all outstanding issues regarding these parties listed above through arranged cash payments and additional Warrants in order to mitigate any liabilities towards the Company.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2013.

Results of Operations

For the three months ended September 30, 2013

In the third quarter of 2013 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.  The Company had $7,497 revenue for the quarter ended September 30, 2013 comparable to revenue of $813 for the same quarter last year.

Revenue

Revenue from continuing operations was $7,497 and $813 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of $6,684 or effectively 822%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $2,628 and $295 for the three months ended September 30, 2013 and 2012.  The increase was 791% and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit was $4,869 and $518 for the three months ended September 30, 2013 and 2012, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $463,196 and $396,382 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of $66,814 or 17%.  The key components of operating expense for the three months ended September 30, 2013 are salaries and wages ($203,519) professional fees ($12,766), general and administrative ($131,711) and stock based compensation ($115,200).

Salaries and wages expense were $203,519 and $150,000 for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $53,519 or 36%. The Company has eight employees who are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $131,711 and $125,382 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of $6,329 or 5%. General and administrative expenses increased as the Company positions itself for growth.

Net loss

We incurred net losses of $478,625 and $419,468 for the three months ended September 30, 2013 and 2012, respectively, representing an increase in net loss of $59,157 or 13%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2014 is compared to 2013.

For the nine months ended September 30, 2013

During the first six months of 2013 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the three months ended September 30, 2013.

Revenue

Revenue from continuing operations was $12,064 and $1,652 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $10,412 or effectively 630%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $3,828 and $722 for the nine months ended September 30, 2013 and 2012.  The increase was $3,106 or 430% and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit (loss) was $8,236 and $930 for the nine months ended September 30, 2013 and 2012, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $1,036,080 and $926,309 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $109,771 or 12%.  The key components of operating expense for the nine months ended September 30, 2013 are salaries and wages ($386,979) professional fees ($36,814), general and administrative ($348,287) and stock based compensation ($264,000).

Salaries and wages expense were $386,979 and $322,500 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $64,479 or 20%. The Company has eight employees whom are working largely under accrued wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $348,287 and $382,809 for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $34,522 or 9%. General and administrative expenses decreased slightly as the Company positions itself for growth.

Net loss

We incurred net losses of $1,093,487 and $1,073,833 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase in net loss of $19,654 or 2%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2014 is compared to 2013.

Liquidity and Capital Resources

As of September 30, 2013, cash totaled $507 as compared with $473 at December 31, 2012, resulting in an increase of $34 in cash and cash equivalents.  Working capital deficit was ($3,767,085) at September 30, 2013, as compared with working capital deficit of ($3,189,949) at December 31, 2012.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2013, we did not engage in any off-balance sheet arrangements.

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2013:

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

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued five million (5,000,000) shares of common stock restricted under Rule 144.

On October 15, 2013, the Company filed a complaint against two former employees, Michael Nathans and Kevin Goldstein, in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.  The complaint consists of Breaches of Contract, Civil Conspiracy-Fraud, Breach of the Implied Covenant of Good Faith and Fair Dealing, Interference with Economic Advantage, Unjust Enrichment/Restitution and Breach of Fiduciary Duty committed by both parties. The total general and special financial damages sought will be determined at the time of trial.  Also, the Company is seeking an Injunction to restrain future conduct and reimbursement of all reasonable attorney fees for the cost of the suit.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 15, 2013, the Company filed a complaint against two former employees, Michael Nathans and Kevin Goldstein, in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.  The complaint consists of Breaches of Contract, Civil Conspiracy-Fraud, Breach of the Implied Covenant of Good Faith and Fair Dealing, Interference with Economic Advantage, Unjust Enrichment/Restitution and Breach of Fiduciary Duty committed by both parties. The total general and special financial damages sought will be determined at the time of trial.  Also, the Company is seeking an Injunction to restrain future conduct and reimbursement of all reasonable attorney fees for the cost of the suit.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the nine months ended September 30, 2013 to the risk factors discussed in the periodic report noted above.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2013, the Company entered into a subscription agreement with a private individual for ten thousand dollars ($10,000) in exchange for five hundred thousand (500,000) shares of common stock Restricted under Rule 144.

On July 2, 2013, the Company entered into new Settlement Agreements with Sagosa Capital, Ecewa Capital, Curo Capital, Hang Dang, and Luan Dang which where all former parties to the Company and had expired Settlement Agreements with the Company.  Under the new Agreements reached with the above named parties, the Company paid seven thousand five hundred dollars ($7,500) as a nonrefundable deposit and agreed to make twenty four (24) additional payments of five thousand nine hundred thirty-seven dollars and fifty cents ($5,937.50).  These additional payments are to begin once the Company secures a minimum investment of two hundred fifty thousand dollars within ninety days of the executed settlement agreements.  The Creditor Parties listed above have the right to rescind the newly executed Settlement Agreements if the Company fails to begin the payments within ninety days.  In addition to the cash payments, the Parties were granted ten year Warrants for a total of five million shares at an excise price of one cent ($0.01).

On July 22, 2013, the Company issued its employees Hector Alvarez and Shampa Mitra-Reddy shares of common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Alvarez was issued thirty eight million shares and Ms. Mitra-Reddy was issued thirty four million shares.

On July 22, 2013, the Company issued six hundred thousand (600,000) shares of common stock Restricted under Rule 144 as interest payments on previous investments.  The shares were issued at a conversion price between $0.02 and $0.05 per share.

On August 6, 2013, the Company entered into a two year consulting agreement with a private firm for the purpose of marketing the Company’s products and services through television, internet, and various other media outlets.  Under the agreement the Consulting Firm was granted stock options for one million shares of common stock restricted under Rule 144 at an exercise price of one cent ($0.01) which the Consultant executed upon signing the agreement.  The Consultant was also granted the option for an additional four million shares of common stock restricted under Rule 144 at an exercise price of four cents ($0.04).

On September 26, 2013, the Company issued five hundred thousand (500,000) shares of common stock Restricted under Rule 144 as interest payment on previous investment.  The shares were issued at a conversion price of two cents ($0.02) per share.

ITEM 3.  DEFAULTS UPON SENIOR DEBT

None.

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

Trycera Financial, Inc.

Date: December 9, 2014	By:	/s/ Ray A. Smith
Ray A. Smith, President
(Principal Executive Officer)

Date: December 9, 2014	By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer
(Principal Financial Officer)