Form 10-K
period 2013-12-31
Trycera Financial, Inc.
filed 2015-05-19
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,537,617, computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s fiscal year or December 31, 2013.

At May 13, 2015, there were 15,842,673 shares of the registrant’s Common Stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2009

From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations during 2009, the Company began winding down its principal business operations and commenced a search for a new business venture.  At that time, the Company had no material assets or significant liabilities.  Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.  On February 6, 2009, Mr. Vance appointed Ray Smith as the Company’s President/CEO and was tasked to restructure the Company and implement a new working business model.

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter of 2012, the Company began operations.  The core focus of the restarted operations was to market a prepaid card product coupled with a payment reporting system and a suite of financial products and services.  As a result, the Company didn’t plan on reinstating its previous program management status, and intended to rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company focused on the marketing of network branded third party card programs that could adopt the Company’s payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we intended to aggregate more payment reporting customers. The Company worked on developing and integrating a sophisticated money management and educational portfolio to better assist consumers in navigating the financial system here in the United States.  The targeted focus of the Company has always been to partner with businesses such as mortgage companies and auto dealerships that currently have real-time credit turndowns.  These customers are prime candidates for the Company’s products and services.  Utilizing the relationships established over the years, the Company continues to feel it can generate organic revenues which will in turn help to attract investment dollars so that management can properly run the Company.

All during 2013, primary operational efforts continued to be reprioritized and refocused on finalizing the technical infrastructure for a planned rollout of the Company’s products and services.  These efforts continued to be delayed due to the setbacks which occurred from the failed delivery of committed investments from several groups.

The Company was awarded a $1.2 million judgment against GrupoMex Holdings, LLC and Leticia Castro who committed to invest $2.5 million in August 2010.  The Company has recently discovered an FBI investigation revealed this group and its officers have been indicted by the U.S. Department of Justice and believed to be running a fraudulent investment scheme; therefore the Company believes we will never recoup any monies from this judgment.

Despite the constant delays, the Company continued to make progress on the completion of the technical build out, customer tracking, and fulfillment process associated with the Company’s product line and delivery system.  The Company continued working closely with existing vendors along with new partners and associations in efforts to complete the necessary steps so the Company can actively market its suite of products and services to consumers.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the money management and credit management business that is now the backbone of the Company’s product line.

In continuing with the direction outlined throughout 2010, 2011 and 2012, the Company continued to focus on developing marketing partnerships to facilitate the distribution of its personal financial services, payment reporting services and a prepaid debit card, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, wealth planning and credit awareness.  During the fourth quarter of 2013, the Company worked on developing a more efficient way of connecting credit turndown consumers to the Company.  In working through these challenges, the Company created a Live Agent auto dealer kiosk which would allow a credit turndown to initiate and complete a live video conference and consultation with a Company specialist.  This business model is currently being developed and is expected to take significant time and resources to complete and launch.

The Company believes that its current direction and strategy will be able to offer more a predictable, efficient customer acquisition model.  It should also provide our customers and strategic distribution partners the flexibility of working with a wide reaching portfolio program and will better align consumers with our suite of financial tools and education.  This product line has been designed specifically to lay the groundwork for the consumers so that at a future date, the Company can offer them additional financial based products and services.

The Company’s robust system, unlike most systems out there, focuses on three areas:  Money Management, Credit Management, and Wealth Management.  All three of these areas are closely connected and by focusing on all three, the consumer has a greater chance of reaching his or her financial goals in life.

The credit scoring system in the USA, commonly known as the FICO Score, focuses heavily on consumer’s on-time payments.  One missed payment seriously affects the consumer’s FICO scores which lowers their ability to obtain loans.  There is a lack of knowledge on how to properly put an effective budget together so to properly manage one’s cash and this gives little hope for a consumer to plan for his or her retirement.

Recent Developments

In further support of continued operations, the company made a number of material changes to its operations throughout the 2013 fiscal year, including:

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued five thousand (5,000) shares of common stock restricted under Rule 144 valued at $14.40 per share.

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

On October 8, 2013, the Company filed a Form D with the Securities and Exchange Commission notifying the public of an anticipated convertible debt offering in the amount of $5 Million.  The notes would be for 2 years and the minimum subscription is $50,000.  To date, no money has been raised under this offering.

On July 2, 2013, the Company entered into new Debt Settlement Agreements (the Agreements) with Sagosa Capital, Ecewa Capital, Curo Capital, Hang Dang, and Luan Dang (the Creditor Parties), which where all former parties related to the Company and had expired Settlement Agreements with the Company whereby the Creditor Parties were seeking repayment of outstanding accruals, and accounts and notes payable.  Under the Agreements reached with the above named parties, the Company paid seven thousand five hundred dollars ($7,500) as a nonrefundable deposit and agreed to make twenty four (24) additional payments of five thousand nine hundred thirty-seven dollars and fifty cents ($5,937.50).  These additional payments were to begin once the Company secured a minimum investment of two hundred fifty thousand dollars within ninety days of the executed settlement agreements.  The Creditor Parties listed above had the right to rescind the newly executed Settlement Agreements if the Company failed to begin the payments within ninety days.  To date, they have not rescinded.  The Company is still seeking the $250,000 investment.  In addition to the cash payments, the Parties were granted ten year Warrants for a total of five thousand (5,000) shares at an exercise price of ten dollars.

On July 1, 2013, the Company entered into a subscription agreement with a private individual for ten thousand dollars ($10,000) in exchange for five hundred (500) shares of common stock Restricted under Rule 144 valued at $20 per share.

On August 5, 2013, the Company entered into a subscription agreement with a consultant for ten thousand dollars ($10,000) in exchange for one thousand (1,000) shares of common stock Restricted under Rule 144 valued at $10 per share.

On June 27, 2013, the Board of Directors, approved employment contracts for Lisa Bilyeu, Carl Giese, and Steve Rowe. Each of these full-time employment agreements is effective June 27, 2013, and is for a term of three years. Each is renewable in yearly increments unless terminated prior to expiration of a term. Under the agreements, Mr. Giese is employed as Vice President Credit Services, Mr. Rowe is employed as Vice President of Operations, and Ms. Bilyeu is employed as Administrative Assistant. The base salary for each Messrs. Giese and Rowe is $180,000 per year, payable in monthly increments of $15,000. The base salary for Ms. Bilyeu is $48,000 per year, payable in monthly increments of $4,000. As a signing bonus for entering into the agreements, Messrs. Giese and Rowe each received 9,000 shares and will each be issued 2,000 shares per quarter for eight (8) quarters. Ms. Bilyeu received 3,600 shares and will be issued 800 shares per quarter for eight (8) quarters. The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On June 25, 2013, the Company entered into a one year consulting agreement with Heather Bilyeu for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As full compensation and consideration for Consultant’s services under the agreement, the Company issued the Consultant two thousand five hundred (2,500) shares of common stock restricted under Rule 144 valued at $7.60 per share.

On June 21, 2013, the Company entered into a three year consulting agreement with Norman Hardy for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As consideration for Consultant’s services under the agreement, the Company issued a stock incentive grant consisting of five thousand (5,000) shares of common stock restricted under Rule 144 valued at $7.60 per share.

Throughout all four quarters of 2013, the Company continued to negotiate with potential new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services to date.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is obtained.  A substantial backlog of liabilities remains on the records of the Company, but management remains confident those liabilities will be addressed in the coming quarters.  The largest outstanding liabilities were the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company negotiated with these parties in the third quarter.  All parities entered into agreeable terms to a repayment plan for an amount less than the original debt.

During the fourth quarter, all primary operational efforts were prioritized and focused on entering into new operating agreements associated with the Live Agent Auto Dealer Kiosk program.  At the start of the fourth quarter, the Company focused on research and developing the proper vendors needed to create and deploy these revolutionary and potential industry disruptors.

The Company currently remains insolvent but is seeking financing from various sources from which there is no commitment to provide us with such financing.  The Company believes that material changes to the recent trends in revenue are expected within the next 12 to 18 months.  We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis and the President and CEO has been seeking short term loans for the Company in order to fulfill certain obligations related to audit, employee retention and operational functions.

Business of the Company

The Company operates in the money management and credit management industry.  The Company intends to either seek an outside business venture or to raise funds to grow existing developmental operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

Acquisition of an Outside Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current officers and directors would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144, these restricted securities could not be resold until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

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

            We compete against a broad range of well-funded and financially stable credit bureaus, credit reporting agencies, banks, financial institutions and credit repair companies.  Many of these companies can also leverage their extensive customer bases and implement pricing policies that dissuade smaller companies from directly competing. In turn these larger companies may garner improved market share and may leverage economies unattainable by us.

We recognize that we will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources, name recognition and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments to compete effectively and based on the core criteria, we believe that our primary products currently do not compete favorably with the competitors.

Employees

The Company currently has four full time employees.  Management of the Company expects to use third party providers, consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage other full- time employees at this time.  The future need for employees and their availability will be addressed in connection with the organic growth of the business and /or the strategic acquisition of related or unrelated businesses.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

           The Company entered into a one year lease on December 12, 2013 and which commenced on February 1, 2014 for our administrative office and headquarters which are located at 18100 Von Karman Avenue, Suite 850, Irvine, CA  92612.  The Company may need to lease additional commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any additional facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may not be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

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

On April 4, 2012, the Company received a subpoena from the California Department of Corporations requesting certain documents and records.  The Company complied fully with the subpoena.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is quoted on both the OTC Bulletin Board and the Pink Sheets.  The Common Stock is currently traded with the trading symbol of “TRYF.”  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the Pink Sheets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On March 16, 2015, the Company filed the required application along with all supplemental documentation with FINRA requesting them to review and complete the Corporate Action Request of the Company to complete a Stock-Reverse at a ratio of 1:1,000.  This Corporate Action was Approved and became Effective as of March 27th. This table shows historical stock prices that do not reflect the effects of the reverse stock split.

FISCAL YEAR ENDED DECEMBER 31, 2012	Quarter	High	Low
	First	$0.04	$0.00
	Second	$0.05	$0.02
	Third	$0.02	$0.01
	Fourth	$0.02	$0.01

FISCAL YEAR ENDED DECEMBER 31, 2013	Quarter	High	Low
	First	$0.02	$0.00
	Second	$0.01	$0.00
	Third	$0.02	$0.00
	Fourth	$0.02	$0.00

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

Holders

At April 15, 2015, the Company had 153 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Co., Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2013, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Purchases of Equity Securities

On June 21, 2013, the Company entered into a three year consulting agreement with Norman Hardy for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  Upon execution of the agreement, the Company issued five thousand (5,000) shares of common stock restricted under Rule 144.

On June 25, 2013, the Company entered into a one year consulting agreement with Heather Bilyeu for the purpose of assisting the Company market its products to various real estate agents, mortgage brokers and real estate investment organizations.  As full compensation and consideration for Consultant’s services under the agreement, the Company issued the Consultant two thousand five hundred (2,500) shares of common stock restricted under Rule 144.

On June 27, 2013, the Board of Directors, approved employment contracts for Lisa Bilyeu, Carl Giese, and Steve Rowe. Each of these full-time employment agreements is effective June 27, 2013, and is for a term of three years. Each is renewable in yearly increments unless terminated prior to expiration of a term. Under the agreements, Mr. Giese is employed as Vice President Credit Services, Mr. Rowe is employed as Vice President of Operations, and Ms. Bilyeu is employed as Administrative Assistant. The base salary for each Messrs. Giese and Rowe is $180,000 per year, payable in the month increments of $15,000. The base salary for Ms. Bilyeu is $48,000 per year, payable in the month increments of $4,000. As a signing bonus for entering into the agreements, Messrs. Giese and Rowe each received 9,000 shares and will each be issued 2,000 shares per quarter for eight (8) quarters. Ms. Bilyeu received 3,600 shares and will be issued 800 shares per quarter for eight (8) quarters. As such, a total of 9,600 additional shares were issued under these employment contracts for 3rd and 4th quarters of 2013.  The employees are also eligible for performance bonuses and to participate in the Company’s stock option plan. Each is also entitled to participate in employee benefit plans, including health and retirement plans created hereafter.

On July 1, 2013, the Company entered into a subscription agreement with a private individual for ten thousand dollars ($10,000) in exchange for five hundred (500) shares of common stock Restricted under Rule 144.

On July 2, 2013, the Company entered into new Settlement Agreements with Sagosa Capital, Ecewa Capital, Curo Capital, Hang Dang, and Luan Dang which where all former parties to the Company and had expired Settlement Agreements with the Company.  Under the new Agreements reached with the above named parties, the Company paid seven thousand five hundred dollars ($7,500) as a nonrefundable deposit and agreed to make twenty four (24) additional payments of five thousand nine hundred thirty-seven dollars and fifty cents ($5,937.50).  These additional payments are to begin once the Company secures a minimum investment of two hundred fifty thousand dollars within ninety days of the executed settlement agreements.  The Creditor Parties listed above had the right to rescind the newly executed Settlement Agreements if the Company failed to begin the payments within ninety days.  The Company is still seeking the $250,000 investment, and the Creditor Parties have not yet rescinded the Agreement. In addition to the cash payments, the Parties were granted ten year Warrants for a total of five thousand (5,000) shares at an exercise price of ten dollars ($10).

On August 6, 2013, the Company entered into a subscription agreement with a consultant for ten thousand dollars ($10,000) in exchange for one thousand (1,000) shares of common stock Restricted under Rule 144.

On October 22, 2013, the Company entered into a six month consulting agreement with a private firm to assist the Company in the areas of investor relations, financial relations, and various market awareness programs.  The main focus overall is to increase the Company’s presence in the financial communities to more easily raise the required capital to properly run the Company.  Under the Consulting Agreement, the Consultant was issued five thousand (5,000) shares of common stock restricted under Rule 144.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Overview

From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations during 2009, the Company began winding down its principal business operations and commenced a search for a new business venture.  At that time, the Company had no material assets or significant liabilities.  Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.  On February 6, 2009, Mr. Vance appointed Ray Smith as the Company’s President/CEO and was tasked to restructure the Company and implement a new working business model.

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter of 2012, the Company began operations.  The core focus of the restarted operations was to market a prepaid card product coupled with a payment reporting system and a suite of financial products and services.  As a result, the Company didn’t plan on reinstating its previous program management status, and intended to rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company focused on the marketing of network branded third party card programs that could adopt the Company’s payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, we intended to aggregate more payment reporting customers. The Company worked on developing and integrating a sophisticated money management and educational portfolio to better assist consumers in navigating the financial system here in the United States.  The targeted focus of the Company has always been to partner with businesses such as mortgage companies and auto dealerships that currently have real-time credit turndowns.  These customers are prime candidates for the Company’s suite of products and services.  Utilizing the relationships established over the years, the Company continues to feel it can generate organic revenues which will in turn help to attract investment dollars so that management can properly run the Company.

All during 2013, primary operational efforts continued to be reprioritized and refocused on finalizing the technical infrastructure for a planned rollout of the Company’s products and services.  These efforts continued to be delayed due to the setbacks which occurred from the failed delivery of committed investments from several groups.

The Company was awarded a $1.2 million judgment against GrupoMex Holdings, LLC and Leticia Castro who committed to invest $2.5 million in August 2010.  The Company has recently discovered an FBI investigation revealed this group and its officers have been indicted by the U.S. Department of Justice and believed to be running a fraudulent investment scheme; therefore the Company believes we will never recoup any monies from this judgment.

Despite the constant delays, the Company continued to make progress on the completion of the technical build out, customer tracking, and fulfillment process associated with the Company’s product line.  The Company continued working closely with existing vendors along with new partners and associations in efforts to complete the necessary steps so the Company can actively market its suite of products and services to consumers.  Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the money management and credit management business that is now the backbone of the Company’s product line.

In continuing with the direction outlined throughout 2010, 2011 and 2012, the Company continued to focus on developing marketing partnerships to facilitate the distribution of its personal financial services, payment reporting services and a prepaid debit card, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, wealth planning and credit awareness.  During the fourth quarter of 2013, the Company worked on developing a more efficient way of connecting credit turndown consumers to the Company.  In working through these challenges, the Company created a Live Agent auto dealer kiosk which would allow a credit turndown to initiate and complete a live video conference and consultation with a Company specialist.  This business model is currently being developed and is expected to take significant time and resources to complete and launch.

The Company believes that its current direction and strategy will be able to offer more a predictable, efficient customer acquisition model.  It should also provide our customers and strategic distribution partners the flexibility of working with a wide reaching portfolio program and will better align consumers with our suite of financial tools and education.  This product line has been designed specifically to lay the groundwork for the consumers so that at a future date, the Company can offer them additional financial-based products and services.

The Company’s robust system, unlike most systems out there, focuses on three areas:  Money Management, Credit Management, and Wealth Management.  All three of these areas are closely connected and by focusing on all three, the consumer has a greater chance of reaching their financial goals in life.

The credit scoring system in the USA, commonly known as the FICO Score, focuses heavily on consumer’s on-time payments.  One missed payment seriously affects the consumer’s FICO scores which lowers their ability to obtain loans.  There is a lack of knowledge on how to properly put an effective budget together so to properly manage one’s cash and this gives little hope for a consumer to plan for their retirement.  It is because of these factors the Company feels its product line is superior to any other program on the market.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties that could cause materially different results under different estimates and assumptions.  We believe our critical accounting policies relate to accounts receivable, goodwill and intangible assets and related impairment assessments, and stock-option compensation because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain.  There were no changes to our critical accounting policies during the year ended December 31, 2013.

Results of Operations -- Year Ended December 31, 2013, versus the Year Ended December 31, 2012

In 2013, we saw revenues remain flat with the prior year.  The lack of revenue was attributed mostly to the fact the Company had to spend time defending itself against slanderous allegations from two former malicious employees, who contacted third parties and make rogue allegations.  This, along with the failure to deliver contractual investment commitments from various investors created substantial delays to the detriment of the Company and shareholders.  To date, the Company still remains in developmental, prelaunch stage and re-entry into the financial services, alternative credit payment reporting and personal budgeting business.

Revenue

Revenues were generated from sales of the Company’s products which consist of money management, credit management and wealth management tools.  Revenue was $17,896 and $1,654 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $ $16,242 or 982%.  Our 2012 results reflect the winding up of the operations with the 2013 results showing the commencement of our new business plan and beta testing of newly designed products.

Cost of Sales and Gross Profit

Cost of sales was $4,460 and $1,055 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $3,405 or 323%.  The increase was attributed to minimum program fees and expenses related to the new business operations.

The resulting gross profit was 75% and 36% for the years ended December 31, 2013 and 2012, respectively.  Management expects its strategic relationships which it established and are being developed over time, to have a positive impact on the underlying gross profit margin.  This can only be determined by evaluating the results over time.

Operating expenses

Operating expenses were $1,547,757 and $1,306,673 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $241,084 or 18%. The major components of operating expense are salaries and wages (84%) Other selling, general and administrative (10%).  A material amount of the operating expenses for the year ended December 31, 2013 have been accrued and continue to be unpaid or paid in small increments.

Salaries and wages expense was $1,300,976 and $1,015,084 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $285,892 or 28%. The increase resulted from the increased number and value of employment agreements in force for the employees and officers of the Company. The increase also includes related increase in the included stock based compensation.

Other selling, general and administrative expense was $149,421 and $242,794 for the years ended December 31, 2013 and 2012, respectively, representing a decrease $93,373 or 38%. The decrease resulted from a significant decrease in all categories as the Company had little business, no facility and reduced outside services for most of the 2013 fiscal year.

Professional fees and expenses were $97,360 and $48,795 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $48,565 or 100%.  The increase is due to audit and legal fees incurred in an effort to settle outstanding debts and bring SEC filings current.

Other income (expense)

Other income (expense) was ($89,462) and ($177,705) for the years ended December 31, 2013 and 2012, respectively.  The main component of other expense is the financing costs which resulted from notes payable. For 2013 the Company had, in addition, a derivative liability expense of $70,000 and a gain on extinguishment of debt of $72,440, both of which related to a debt settlement agreement with a former director.

Net loss

We incurred net losses of $1,623,783 and $1,483,779 for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of December 31, 2013, cash totaled $4,031 as compared with $473 of cash at December 31, 2012, resulting in an increase of $3,558 in cash and cash equivalents.  The increase in cash and cash equivalents was attributed to the nature of winding up the primary business and seeking a strategic alternative and then subsequently commencing the new business plan coupled with the necessity of accruing most all expenses in lieu of paying for them as incurred.

For the year ended December 31, 2013, we used $9,142 of cash in operations.  For the comparable period in the prior year we used $103,170 of cash in operations.

Cash provided from financing activities was $12,700.  The Company raised $20,200 under equity investments. For the comparable period in the prior year we obtained $103,464 from financing activities, which consisted solely of the issuance of stock and convertible debt.

In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.  Management is currently in the process of delivering a convertible note structure intended to raise short term operating capital while seeking a separate and supplemental capital raise through a nonpublic equity offering.  An equity offering amounting to $2,500,000 was completed in August of 2010 but was marginally fulfilled for only $157,500 out of the total of $2,500,000.  In March of 2011, the Company secured a replacement investment of $2,500,000 which was also marginally fulfilled in the amount of $320,000.  Up until present the Company has relied on these secured investments and the Company is reviewing any and all implications of the related under funding.

The Company filed a Form D with the Securities and Exchange Commission notifying its intent to make available this offering, but has yet to begin to offer it to anyone.  The Company has been successful in negotiating tranches of debt down or eliminating debt through convertible stock agreements and will continue these efforts so to reduce liabilities and make the Company more attractive to investors.

Working capital deficit was ($4,017,969) at December 31, 2013, as compared with working capital of $(3,189,949) at December 31, 2012.  This decrease in working capital was a result of using existing funds and increasing accounts payable to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2013, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the year ended December 31, 2013:

On May 7, 2015, the Company issued to a private party One Hundred Twenty Five Thousand (125,000) shares of Restricted Common Stock at Three Dollars ($3.00) per share for Three Hundred Seventy Five Thousand Dollars ($375,000).

On April 28, 2015, the Company issued to its legal counsel, Fifty Thousand (50,000) shares of Restricted Common Stock for services.

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the Banner-1 Note from March 2010 into Seven Hundred Fifty Thousand (750,000) post-split shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the MJ Rich Note from March 2012 into Seven Hundred Fifty Thousand (750,000) post-split shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 6, 2015, the Company replaced the existing Employment Agreement for its President/CEO, Ray A. Smith with a new Employment Agreement.  The terms of the new agreement are for a period Five (5) years, renewable in two (2) year increments, and includes a Stock Incentive Compensation package consisting of Thirteen Million Five Hundred Thousand (13,500,000) post-split shares of Restricted Common Stock which were issued upon execution of the agreement and a salary of Twenty Thousand Dollars ($20,000) per month beginning on January 1, 2016.

On March 16, 2015, the Company filed the required application along with all supplemental documentation with FINRA requesting them to review and complete the Corporate Action Request of the Company to complete a Stock-Reverse at a ratio of 1:1,000.  This Corporate Action was Approved and became Effective as of March 27th.

On January 8, 2015, the Company’s Board of Directors accepted the resignation of its Director Hector Alvarez and his appointed replacement Norman Hardy.

On January 8, 2015, the Company’s Board of Directors accepted the resignation of its Officers Steve Rowe and Hector Alvarez who indicated they wanted to freely pursue other interests.

In 2014 pursuant to employment agreements the Company issued 31,200 shares.

On December 30, 2014, the Company filed a Provisional Patent designed to protect the Company’s proprietary and unique processes and systems used to build a consumer’s credit file and manage their finances.

On December 26, 2014, the Company and all related parties agreed unanimously to cancel the Amendments to the Employment Agreements and Consulting Agreements previously reported to be amended on January 31, 2014, due to the inability of the Company to complete the Stock Reverse Split.  All parties agreed to revert back to the terms and conditions of the original agreements entered into.

On November 1, 2014, the Company entered into a two year 10% note with a private party, totaling $50,000.

On July 28, 2014, the Company entered into a two year 10% note with a private party, totaling $3,300.

On July 11, 2014, the Company entered into a two year 10% note with a private party, totaling $8,000.

On April 1, 2014, the Company entered into a two year 10% note with a private party, totaling $15,000.

On March 15, 2014, the Company assigned two (2) debt items, respectively $5,361 and $4,598 to a private individual, in exchange for a two-year 8% promissory note.

On February 24, 2014, the Company assigned debt totaling $14,000, to a private individual, in exchange for a two-year 8% promissory note.

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

On February 16, 2014, the Company entered into a two-year 10.5% promissory note with a private party, totaling $30,000.

On January 24, 2014, the Company entered into a two-year 10.5% note with a private party, totaling $7,500.

On January 10, 2014, the Company entered into a two (2) year consulting agreement with CrosspointNW, LLC for the purpose of assisting the Company with the deployment its LIVE Agent Auto Dealer Kiosks in up to 150 auto dealerships.  As consideration for such services, the Company will pay Consultant Twenty-Five Dollars ($25) per customer who enrolls into the Company’s financial services program thru a kiosk.

Off-Balance Sheet Arrangements

During the years ended December 31, 2013 and 2012, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2013.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors:

Name	Age	Position(s)	Term	Employment Background
Matt Richards	52	Director	2010 - Current	Matthew Richards is a national trainer, public speaker and educator. For 27 years, Mr. Richards has been a business and marketing consultant and a real estate investor.
Ray A. Smith	43	President and Chief Executive Officer / Director	2009 - Current
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

Hector Alvarez	39	VP of Marketing / Director	2012 – Jan 8, 2015
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

Shampa Mitra-Reddy	43	VP of Biz Dev/General Counsel	2012 - Current
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

Carl Giese	64	VP of Credit Services	2013 - Current
Mr. Giese has 24 years of experience with an "insider" perspective on REO acquisition nationwide as well as senior contacts within federal agencies and private institutions. Specializing in working with Community Stabilization groups, land banks and cities, Government Sponsored Enterprise; and banks and asset groups his efforts are focused on sourcing, maintaining and networking relationships nationwide.

Steve Rowe	52	VP of Operations	2013 – Jan 8, 2015
Mr. Rowe has over 25 years of experience in sales and marketing. During his tenure in the industry, he led strategic marketing, product development and sales events and creative services. His leadership and knowledge of all aspects of the business particularly in marketing and fulfillment will ensure brand credibility and ease of rapid expansion.

Norm Hardy	37	Director	Jan 8, 2015 - current,
Mr. Norman Hardy has been an entrepreneur and a leader in his community for over twenty years. At the age of 22 he began his own construction and concrete business which employed up to 20 employees. In just a few short years, his company became the leading concrete
company in the Portland, OR and surrounding area. Norman owned and operated this business until 2007when he decided to sell it due to the decline in the home building industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2013 and 2012:

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ray A. Smith	2013	$240,000	(1)	0	0	0	$0	$240,000
President/CEO	2012	$240,000	(1)	0	0	0	0	$240,000

Hector Alvarez	2013	$180,000	(1)	0	0	0	$0	$180,000
VP of Sales	2012	$135,000	(1)	0	0	0	0	$135,000

Shampa Mitra-Reddy	2013	$180,000	(1)	0	0	0	$0	$180,000
VP of Biz Dev	2012	$90,000	(1)	0	0	0	0	$90,000

Carl Giese	2013	$90,000	(1)	0	0	0	$0	$90,000
VP of Sales	2012	$0	(1)	0	0	0	0	$0

Steve Rowe	2013	$90,000	(1)	0	0	0	$0	$90,000
VP of Biz Dev	2012	$0	(1)	0	0	0	0	$0

(1)  The salaries of all employees were accrued throughout the year as a result of limited working capital.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2013:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
	$0	$0
	0	0

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

The plan was administered by our Board of Directors.  Participants in the plan were to be selected by the plan administrator which was our Compensation Committee.  The persons eligible to participate in the plan were as follows:  (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to our company or any of its subsidiaries.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to our company or one of its subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The plan was in effect until all of the stock available for grant or issuance had been acquired through exercise of options or grants of shares, or until May 1, 2014, whichever was earlier.  This plan has expired and the Company may decide at a future date to implement a new plan.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Alvarez and Smith, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2013:

Name	Option awards(1) ($)	All other compensation ($)	Total ($)
Matthew Richards (1)	$0	0	0
Total	$0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of May 11, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the 15,792,673 shares of our Common Stock currently issued and outstanding; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Ray A. Smith 18100 Von Karman Ave Suite 850 Irvine, CA 92612	13,691,000	86.69%

Shampa Mitra-Reddy 18100 Von Karman Ave Suite 850 Irvine, CA 92612	50,000	0.003%

Carl Giese 18100 Von Karman Ave Suite 850 Irvine, CA 92612	21,000	.001%

Matthew Richards 18100 Von Karman Ave Suite 850 Irvine, CA 92612	500	0.00%

Norman Hardy 18100 Von Karman Ave Suite 850 Irvine, CA 92612	5,000	0.00%

Executive Officers and Directors as a Group (4 Person)	13,767,500	87.69%

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

Equity Compensation Plan Information

The following table sets forth as of the fiscal year ended December 31, 2013, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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
Total

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On July 2, 2013, the Company entered into new Settlement Agreements with Sagosa Capital, Ecewa Capital, Curo Capital, Hang Dang, and Luan Dang, which where all former parties related to the Company and had expired Settlement Agreements with the Company for various unpaid accruals and notes payable.  Under the new Agreements reached with the above named parties, the Company paid seven thousand five hundred dollars ($7,500) as a nonrefundable deposit and agreed to make twenty four (24) additional payments of five thousand nine hundred thirty-seven dollars and fifty cents ($5,937.50).  These additional payments were to begin once the Company secured a minimum investment of two hundred fifty thousand dollars within ninety days of the executed settlement agreements.  The Creditor Parties listed above had the right to rescind the newly executed Settlement Agreements if the Company failed to begin the payments within ninety days.  The Company is still seeking the $250,000 investment and the Creditor Parties have not yet rescinded.  In addition to the cash payments, the Parties were granted ten year Warrants for a total of five thousand shares at an excise price of ten dollars.

At December 31, 2013 and 2012, the Company had accounts payable with related parties totaling $179,565, which consisted of accrued consulting fees and expenses.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Pritchett, Siler & Hardy, PC (PSH) served as our independent registered public accounting firm for the fiscal year ended December 31, 2012 audit, which was filed on November 3, 2014.   The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $40,000 and $3,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2013 and 2012, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2013 and 2012.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2013 and 2012
Statements of Operations for the years ended December 31, 2013 and 2012
Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012
Statements of Cash Flows for the years ended December 31, 2013 and 2012
Notes to Financial Statements
Exhibits

The following exhibits are filed with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	8-K	000-30872	3.1	11/6/09
3.2	Current Bylaws	10-QSB	000-30872	3.2	8/16/04
4.1	Form of Common Stock Certificate	10-SB	000-30872	4.1	7/ 21/00
4.2	2004 Stock Option/Stock Issuance Plan *	8-K	000-30872	4.2	5/ 13/04
4.3	Grant of Stock Option Form used pursuant to the 2004 Stock Option/Stock Issuance Plan	10-KSB	000-30872	4.3	4/ 7/06
4.4	Form of Series A Common Stock Purchase Warrant, as amended	10-KSB	000-30872	4.6	4/ 7/06
4.5	Form of Series B Common Stock Purchase Warrant	10-KSB	000-30872	4.7	4/ 7/06
4.6	Description of Registration Rights for investors in offerings dated September 20, 2005, and January 3, 2006	10-KSB	000-30872	4.8	4/ 7/06
10.1	Employment Agreement with Ray A. Smith	10-QSB	000-30872		11/16/09
10.2	Consulting agreement with Balius Consulting Group, LLC	10-K	000-30872		04/15/09
10.3	Engagement Agreement with Ronald N. Vance	10-K	000-30872		04/15/09
10.5	Employment Agreement with Bryan Kenyon	10-QSB	000-30872		11/16/09
14.1	Code of Ethics	8-K	000-30872	14.1	8/ 26/04
31.1	Rule 13a-14(a) Certification by Principal Financial Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trycera Financial, Inc.

Date: May 19, 2015	By:	/s/ Ray A. Smith
Ray A. Smith, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 19, 2015	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: May 19, 2015	/s/ Ray A. Smith
Ray A. Smith, PFO (Principal Financial and Accounting Officer)

Date: May 19, 2015	/s/ Matt Richards
Matt Richards, Director

Date: May 19, 2015	/s/ Norman Hardy
Norman Hardy, Director

Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1466 N. HIGHWAY 89 STE. 230
FARMINGTON, UTAH  84025

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Trycera Financial, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Trycera Financial, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Trycera Financial, Inc. will continue as a going concern. As discussed in Note 10 to the financial statements, Trycera Financial, Inc. has incurred losses since its inception, has a working capital deficit and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
May 13, 2015

TRYCERA FINANCIAL, INC.

Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current Assets
Cash	$4,031	$473
Prepaid expenses and other current assets	81,446	25,000
Total Current Assets	85,477	25,473

Property & Equipment, net	6,888	9,016
Total Fixed Assets	6,888	9,016

Total Assets	$92,365	$34,489

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$758,983	$692,186
Accounts payable - related parties	179,565	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	2,123,689	1,500,870
Debt settlement liability, net	129,063	-
Derivative liability	70,000	-
Unsecured notes, current maturities	94,448	67,880
Senior secured notes, current maturities	-	77,500
Convertible notes payable, net of discounts, current maturities	712,924	662,647

Total Current Liabilities	4,103,446	3,215,422

Long-term Liabilities
Unsecured notes, less current maturities	-	25,000
Convertible notes payable, net of discounts, less current maturities	-	49,382
Total Long-term Liabilities	-	74,382

Total Liabilities	4,103,446	3,289,804

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at $.001 par value; 636,473 and 559,273 shares issued and outstanding, respectively	637	559
Additional paid in capital	10,891,848	10,199,566
Prepaid stock - employees	(548,344)	(724,001)
Accumulated deficit	(14,355,222)	(12,731,439)
Total Stockholders’ Deficit	(4,011,081)	(3,255,315)
Total Liabilities & Stockholders’ Deficit	$92,365	$34,489

The accompanying notes are an integral part of these financial statements
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.

Statements of Operations

	For the Year Ended
	December 31, 2013	December 31, 2012

Revenues	$17,896	$1,654
	17,896	1,654

Cost of Sales	4,460	1,055
Gross Profit (loss)	13,436	599

Expenses
Salaries and wages	1,300,976	1,015,084
Professional fees	97,360	48,795
Other selling, general and administrative	149,421	242,794

Total Expenses	1,547,757	1,306,673

Loss from Operations	(1,534,321)	(1,306,074)

Other Income (Expense)
Derivative liability loss	(70,000)	-
Gain on extinguishment of debt	72,440	-
Interest expense	(91,902)	(177,705)
Total Other Income (Expense)	(89,462)	(177,705)

Loss before tax	(1,623,783)	(1,483,779)
Income tax	-	-
Net Loss	$(1,623,783)	$(1,483,779)

Basic loss Per Share:
Loss per share	$(2.74)	$(2.80)
Net Loss Per Share	$(2.74)	$(2.80)

Weighted Average Shares	592,529	530,612

The accompanying notes are an integral part of these financial statements
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(1,623,783)	$(1,483,779)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	2,128	2,127
Amortization of prepaid stock - consultants	72,354	50,000
Amortization of prepaid stock - employees	339,817	254,584
Amortization of discount on note payable	8,609	91,365
Gain on extinguishment of debt	(72,440)	-
Derivative liability loss	70,000	-
Stock issued for services	379,200	288,000
Changes in operating assets and liabilities;
(Increase) decrease in deposits/reserves	-	6,711
Increase (decrease) in accounts payable	192,883	149,021
Increase (decrease) in accrued expenses	622,090	538,801
Net Cash Used by Operating Activities	(9,142)	(103,170)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	20,200	18,600
Note repayments	(7,500)	-
Proceeds from issuance 10% Convertible notes	-	85,000
(Increase) decrease in bank overdraft	-	(136)
Net Cash Provided by Financing Activities	12,700	103,464

Net Increase (Decrease) in Cash and Cash Equivalents	3,558	294
Cash and Cash Equivalents at Beginning of Period	473	179
Cash and Cash Equivalents at End of Period	$4,031	$473

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:	$-	$-

The accompanying notes are an integral part of these financial statements
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.

Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2013 and 2012

	Common Stock		Paid-In	Prepaid	Accumulated
	Shares	Amount	Capital	Equity	Deficit	Total

Balance, at December 31, 2011	502,901	$503	$8,950,189	$(42,585)	$(11,247,660)	(2,339,553)

Shares issued for cash pursuant to private placement memorandum at $50 per share	372	-	18,600	-	-	18,600

Shares issues in connection with employment agreements at $5 per share	56,000	56	1,223,944	(936,000)	-	288,000

Discount on note payable	-	-	6,833	-	-	6,833

Amortization of prepaid stock - employees	-	-	-	254,584	-	254,584

Net loss for the year ended December 31, 2012	-	-	-	-	(1,483,779)	(1,483,779)

Balance, at December 31, 2012	559,273	$559	$10,199,566	$(724,001)	$(12,731,439)	(3,255,315)

Shares issued for cash pursuant to private placement memorandum at $20 per share	500	1	9,999			10,000

Shares issued for cash pursuant to private placement memorandum at $10 per share	1,000	1	9,999	-	-	10,000

Shares issues in connection with employment agreements at $6 per share	63,200	63	543,297	(164,160)	-	379,200

Issuance of prepaid stock - consultants	12,500	13	128,987	-	-	129,000

Amortization of prepaid stock - employees	-	-	-	339,817	-	339,817

Net loss for the year ended December 31, 2013	-	-	-	-	(1,623,783)	(1,623,783)

Balance, at December 31, 2013	636,473	$637	$10,891,848	$(548,344)	$(14,355,222)	(4,011,081)

The accompanying notes are an integral part of these financial statements
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 1 – CORPORATE HISTORY

From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations, during 2009, the Company began winding down its principal business operations and commenced a search for a new business venture.  At that time, the Company had no material assets or significant liabilities. Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to the former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.

On August 12, 2009, the Company changed its status from shell Company to operating Company.  Pursuant to business operations established in the second quarter of fiscal 2010, the Company recommenced operations.  The core focus of the restarted operations is marketing prepaid card products, payment reporting products and a suite of financial products and services.  As a result, and at this time, the Company does not plan to reinstate its previous program management status, and will instead rely on third party processors, program managers and banks to coordinate, issue and manage prepaid card portfolios on behalf of the Company.  The Company will focus on the marketing of network branded third party card programs that can adopt our payment reporting platform within their technical infrastructure.  By leveraging existing card platforms and portfolios, the Company should be able to aggregate more payment reporting customers. The Company has also begun negotiations to engage businesses in the sales process.  The targeted focus of the Company is to partner with businesses which deliver non-bank personal and financial services such as insurance agencies, micro-loan centers, rent to own, local/regional credit unions and check cashing businesses.   As of the date of this report, the Company has begun negotiations for various arrangements and agreements.  While new agreements are in place, it is indeterminable how restarting operations may positively or adversely affect the business.  As a result, the Company, while attempting to create newfound revenue streams, will continue seeking opportunities for outside business ventures and raising funds to aid in launching new opportunities, generating organic revenues and restarting the operations.

During 2013, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.   Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2012, the Company made progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2011 and 2012, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third-party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company uses the accrual method of accounting and has adopted a calendar year-end.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

C.   Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company has $4,031 and $473 in cash and cash equivalents at December 31, 2013 and 2012 respectively.

D.   Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consists of the following and are recorded at cost:

	2013	2012

Furniture	$11,062	$11,062
Equipment	2,741	2,741

Total fixed assets	13,803	13,803
Accumulated depreciation	(6,915)	(4,787)

Net Fixed assets	6,888	9,016

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are no outstanding employee stock options, and warrants issued in settlement of debt (NOTE 5) and convertible notes payable (NOTE 7) have not been considered in the fully diluted earnings per share calculation for 2013 and 2012, as their effect would be anti-dilutive. All per-share amounts and common shares outstanding for all periods reflect the Company’s 1-for-1000 reverse stock split, which was effective March 27, 2015.

	For the Year Ended
	December 31,	December 31,
	2013	2012

Basic loss per share
Net loss (numerator)	$(1,623,783)	$(1,483,779)
Weighted average shares (denominator)	592,529	530,612

Per share amount	$(2.74)	$(2.80)

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2013 and 2012.  The derivative liability resulting from warrants with contingent exercise prices issued in connection with the debt settlement liability (NOTE 5) is revalued on reporting dates using the Black-Scholes Option Pricing Model, which uses quoted stock prices as one of the inputs.

I.   Selling, General and Administrative Costs

Selling, general and administrative expenses included the following for the years ended December 31, 2013 and 2012.

	2013	2012

Insurance	$-	$437
Rent	2,356	25,590
Investor relations	1,870	72,712
Travel and Entertainment	1,204	300
Technology costs	55,000	40,000
Amortization of prepaid stock - consultants'	72,354	50,000
Other general and administrative	16,637	53,755
	$149,421	$242,794

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2013 and 2012.

	2013	2012

Prepaid stock - consultants'	$81,446	$25,000
	$81,446	$25,000

K.   Accrued Expenses

Accrued expenses included the following for the years ended December 31, 2013 and 2012.

	2013	2012

Accrued Payroll and Compensated Absences	$1,684,567	$1,042,166
Interest payable	258,265	215,226
Program termination costs	55,000	55,000
Vacation accrual	97,835	97,835
Other	28,022	90,643
	$2,123,689	$1,500,870

L.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2013 and 2012 the allowance for bad and doubtful accounts was $0.

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

O.   Capital Structure and Security Rights

Common Stock - The Company is authorized to issue 500,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights.

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

On May 7, 2015, the Company issued to a private party One Hundred Twenty Five Thousand (125,000) shares of Restricted Common Stock at Three Dollars ($3.00) per share for Three Hundred Seventy Five Thousand Dollars ($375,000).

On April 28, 2015, the Company issued to its legal council, Fifty Thousand (50,000) shares of Restricted Common Stock for services.

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the Banner-1 Note from March 2010 into Seven Hundred Fifty Thousand (750,000) shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the MJ Rich Note from March 2012 into Seven Hundred Fifty Thousand (750,000) shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 6, 2015, the Company replaced the existing Employment Agreement for its President/CEO, Ray A. Smith with a new Employment Agreement.  The terms of the new agreement are for a period Five (5) years, renewable in two (2) year increments, and includes a Stock Incentive Compensation package consisting of Thirteen Million Five Hundred Thousand (13,500,000) shares of Restricted Common Stock which were issued upon execution of the agreement and a salary of Twenty Thousand Dollars ($20,000) per month beginning on January 1, 2016.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 16, 2015, the Company filed the required application along with all supplemental documentation with FINRA requesting them to review and complete the Corporate Action Request of the Company to complete a Stock-Reverse at a ratio of 1:1,000.  This Corporate Action was Approved and became Effective as of March 27, 2015.

On January 8, 2015, the Company’s Board of Directors accepted the resignation of its Director Hector Alvarez and his appointed replacement Norman Hardy.

On January 8, 2015, the Company’s Board of Directors accepted the resignation of its Officers Steve Rowe and Hector Alvarez who indicated they wanted to freely pursue other interests.

In 2014 pursuant to employment agreements the Company accounted for the issuance of 31,200 shares.

On December 30, 2014, the Company filed a Provisional Patent designed to protect the Company’s proprietary and unique processes and systems used to build a consumer’s credit file and manage their finances.

On November 1, 2014, the Company entered into a two-year 10% note with a private party, totaling $50,000.

On July 28, 2014, the Company entered into a two-year 10% note with a private party, totaling $3,300.

On July 11, 2014, the Company entered into a two-year 10% promissory note with a private party, totaling $8,000.

On May 11, 2014 the Company’s option plan expired.

On April 1, 2014, the Company entered into a two-year 10% note with a private party, totaling $15,000.

On March 15, 2014, the Company assigned two (2) debt items, respectively $5,362 and $4,598, to a private individual, in exchange for a two-year 8% promissory note.

On February 24, 2014, the Company assigned debt totaling $14,000 to a private individual, in exchange for a two-year 8% promissory note.

On February 16, 2014, the Company entered into a two year 8% promissory note with a private party, totaling $30,000.

On January 24, 2014, the Company entered into a two year 10.5% note with a private party, totaling $7,500.

On January 10, 2014, the Company entered into a two (2) year consulting agreement with CrosspointNW, LLC for the purpose of assisting the Company deploy its LIVE Agent Auto Dealer Kiosks in up to 150 auto dealerships.  As consideration for such services, the Company will pay Consultant Twenty-Five Dollars ($25) per customer who enrolls into the Company’s financial services program thru a kiosk.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had previously agreed to reimburse a former director for the cost of health insurance during the period he served as a director of the Company.  At the time of his resignation on December 31, 2008, the Company owed approximately $14,950 to the director for these health insurance costs, which are included in the debt settlement liability discussed in Note 5.

On or about May 14, 2008, a company controlled by a former director, loaned $5,000 to the Company and the Company issued a 10% Senior Promissory Note representing the loan which was due and payable upon a change of control of the Company.  On or about December 29, 2008, this company acquired the 10% Senior Promissory Notes issued to another entity in the principal amount of $67,500. These notes are included in the debt settlement liability discussed in Note 5.

On or about May 14, 2008, a party related to a former director loaned $5,000 to the Company and the company issued a 10% Senior Promissory Note representing the loan which was due and payable upon a change of control of the Company. These notes are included in the debt settlement liability discussed in Note 5.

During the year ended December 31, 2013, the Company’s President paid for $33,976 of the Company’s expenses, and was reimbursed in the amount of $17,707, resulting in a payable to him of $16,269 at December 31, 2013.  The President did not pay for expenses in the Company’s behalf during 2012.

At December 31, 2013 and 2012, the Company had accounts payable with related parties totaling $179,565, which consisted of accrued consulting fees and expenses..

NOTE 5 –  DEBT SETTLEMENT LIABILITY

On July 2, 2013, the Company entered into new Settlement Agreements (the Agreements) with former parties related to the Company (the Creditor Parties) who were owed various accounts payable, accrued expenses, and notes payable pursuant to agreements and settlements previously executed.  Under the Agreements, the Company paid $7,500 as a nonrefundable deposit and agreed to make 24 additional monthly payments of $5,938, which results in total cash requirement of $155,000.  These additional payments were to begin once the Company secured a minimum investment of $250,000 within 90 days of the executed settlement agreements.  The Creditor Parties had the right to rescind the Agreements if the Company failed to procure the $250,000 investment within 90 days.  The Company is still seeking the investment, and the Creditor parties have not yet rescinded.

Interest at 10% has been imputed on the $155,000 cash requirement in the amount of $24,583, which has been recorded as a debt discount to be amortized to interest expense over the 24-month payment period.  During the year ended December 31, 2013, the Company recognized $6,146 in interest expense, which together with the initial $7,500 payment, resulted in a net settlement liability balance of $129,063 at December 31, 2013.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 5 –  DEBT SETTLEMENT LIABILITY (Continued)

In addition to the cash payments, the Creditor Parties were granted 10-year warrants for a total of 5,000 shares at an initial excise price of $10.  However, as long as the warrants are outstanding, if the Company issues, sells, grants, or agrees to issue, sell, or grant any shares of common stock, options, warrants, or debt that is convertible to common stock, at a price per share that is less than the exercise price, the exercise price will be reduced accordingly.  This ratchet or round-down provision creates a derivative liability pursuant to EITF 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  To value the derivative liability, the Company utilized the Black-Scholes Option Pricing Model, which considered the Company’s quoted stock prices over a 10-year look-back period (volatility), risk-free 10-year US Treasury rates, the stated exercise price, and the Company’s quoted stock price on the issuance date (and on quarterly and annual reporting dates for periodic revaluation).  No dividend yield is anticipated over the term of the warrants.  The resulting change in derivative liability with corresponding expense was $70,000 for the year ended December 31, 2013.  Black-Scholes inputs were as follows:

	July 3, 2013	December 31, 2013
	(Contract Date)

Volatility	560.79%	585.93%
Exercise price	$10	$10
Risk-free rate	2.52%	3.04%
Quoted stock price	$7.60	$14
Total warrant value	$38,000	$70,000

The difference between the book value of the original debt and the fair value of the Agreements on the issuance date of June 2, 2013 resulted in a gain on the extinguishment of debt of $72,440 for the year ended December 31, 2013.

NOTE 6 – INCOME TAXES

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

The Company currently has no issues that would mandate application of any deferred tax items or expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to net operating losses totaling $8,448,473 and other deferred tax assets as of December 31, 2013 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 6 –  INCOME TAXES (Continued)

Deferred tax assets and the valuation account as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax asset:
Net operating loss carryforward	$3,615,946	$3,289,634
Stock compensation	570,933	232,226
Valuation allowance	(4,186,879)	(3,521,860)
	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in deferred taxes	(665,019)	(635,057)
Change in allowance	665,019	635,057
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses may be offset against future taxable income through 2033.  Tax years beginning 2011 are open to examination by the IRS.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss  carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NOTE 7 – NOTES PAYABLE

		December 31,	December 31,
		2013	2012

Senior Secured Notes		$-	$77,500
Note payable to entity controlled by former officer(s), of the Company, unsecured, interest at 10% originally due December 31, 2010. Currently past due.		-
Total Senior Secured Notes		$-	$77,500

Unsecured Notes		$59,448	$59,448
Note payable to former service provider, unsecured, interest at 10% originally due February 23, 2011. Currently past due.		-

Note payable to Vice President, unsecured, interest at 10% plus 1,000 shares originally due January 25, 2013. Net of discount. Currently past due.		10,000	8,432

Note payable to unrelated investor, unsecured, interest at 10% originally due September 4, 2014. Currently past due.	-	25,000	25,000

Long term portion		-	(25,000)
Total Unsecured Notes		$94,448	$67,880

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 7 – NOTES PAYABLE (Continued)

		December 31,	December 31,
		2013	2012
Debt Conversion Liability
Convertible Debt Liability-Banner1		$100,000	$100,000
Discount Convertible debt-Banner 1		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due March 12, 2012. Currently past due.		-
Note is convertible into common stock at the higher of $50 per share or a 10% discount to the market price		-

Convertible Debt Liability-Banner2		100,000	100,000
Discount Convertible debt-Banner 2		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due August 4, 2012. Currently past due.		-
Note is convertible into common stock at the higher of $50 per share or a 10% discount to the market price		-

Convertible debt liability-Banner3		100,000	100,000
Discount Convertible debt-Banner 3		-	(192)
Note payable to unrelated investor, unsecured, interest at 10% originally due January 14, 2013. Currently past due.		-
Note is convertible into common stock at the higher of $.50 per share or a 10% discount to the market price		-

Convertible debt liability-Banner4		50,000	50,000
Discount Convertible debt-Banner 4		-	(203)
Note payable to unrelated investor, unsecured, interest at 10% originally due March 13, 2013. Currently past due.		-
Note is convertible into common stock at the higher of $50 per share or a 10% discount to the market price		-

Convertible debt liability - JPA		62,542	62,542
Discount convertible debt-JPA		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.		-
Note is convertible into common stock at $1 per share		-

Convertible debt liability - Quest		240,000	240,000
Discount convertible debt-Quest		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.		-
Note is convertible into common stock at $1 per share		-

Convertible debt liability - Grid		10,500	10,500
Discount convertible debt-Grid		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due May 22, 2011. Currently past due.		-
Note is convertible into common stock at $1 per share		-

Convertible debt liability - MJ Rich		50,000	50,000
Discount convertible debt-MJ Rich		(118)	(618)
Note payable to unrelated investor, unsecured, interest at 10% due March 08, 2014. Currently past due.		-
Note is convertible into common stock at $1 per share		-

Long term portion		-	(49,382)
		$712,924	$662,647

Maturities of notes payable	2013	$-	$808,027
Maturities of notes payable	2014	807,372	74,382
Total notes payable		$807,372	$882,409

Accrued interest on notes payable		$258,265	$215,957

All conversion rates are stated at pre-reverse stock split amounts

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 8 – STOCKHOLDERS' EQUITY

On March 27, 2015, the Company’s request to FINRA for a Corporate Action Request of a Stock-Reverse split at a ratio of 1:1,000 became effective.  All per share amounts and shares outstanding for all periods reflect the Company’s 1-for-1000 reverse stock split.

During the year ended December 31, 2013, the Company issued an aggregate 63,200 shares of common stock in connection with the signing of employment agreements. Accordingly, common stock and additional paid in capital have been charged $63 and $543,297 respectively. For milestone issuances the expense is booked immediately. For shares issued as prepayment, the fair value of the shares has been treated as an offset to equity and is amortized over the life of the employment agreements. The Company expensed $397,200 and $288,000 for milestone issuances, and amortized $339,817 and $254,584 in prepaid stock during the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company issued an aggregate 12,500 shares of common stock for consulting services. Accordingly, common stock and additional paid in capital have been charged $13 and $128,987 respectively

During the year ended December 31, 2013, the Company issued an aggregate 1,500 shares of common stock at $10-$20 pursuant to private placements. Accordingly, common stock and additional paid in capital have been charged $2 and $19,998 respectively

During the year ended December 31, 2012, the Company issued an aggregate 36,000 shares of common stock in connection with the signing of employment agreements. Accordingly, common stock and additional paid in capital have been charged $36 and $935,964 respectively. The fair value of the shares has been treated as offset to equity and will be amortized over the life of the employment agreements.

During the year ended December 31, 2012, the Company issued an aggregate 20,000 shares of common stock in connection with the employment agreements. Accordingly, common stock and additional paid in capital have been charged $20 and $287,980 respectively.

During the year ended December 31, 2012, the Company issued an aggregate 372 shares of common stock at $50 pursuant to a private placement. Accordingly, common stock and additional paid in capital have been charged $0 and $18,600 respectively.

NOTE 9 –  STOCK OPTION PLAN

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 9 –  STOCK OPTION PLAN (Continued)

The following schedule summarizes the activity during the periods ending December 31, 2013 and December 31, 2012 respectively:

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2013	-	$-
Options Granted	-	-
Options Exercised	-	-
Options Canceled/expired	-	-
Options Outstanding at December 31, 2013	-	$-
Options Exercisable at December 31, 2013	-	$-

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2012	-	$-
Options Granted	-	-
Options Exercised	-	-
Options Canceled/expired	-	-
Options Outstanding at December 31, 2012	-	$-
Options Exercisable at December 31, 2012	-	$-

The amount of stock option compensation expense was $0 and $0 for the years ended December 31, 2013 and 2012, respectively. The expense was calculated using the Black-Scholes option pricing model.

There are no employee stock options outstanding and exercisable under this plan as of December 31, 2013 and December 31, 2012.

NOTE 10 – GOING CONCERN

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In January 2012, the Company received Notices of Claim from two former employees seeking back-wages of approximately $240,000 pursuant to the Company’s alleged breach of their employment agreements.  In October 2013, the Company filed counter claims against the employees claiming, among other violations, breach of contract and fraud.  The Company is seeking damages in excess of the back-wages, and cannot determine at this time, the amount or likelihood of any gains or losses that may result from these claims.