Form 10-K
period 2014-12-31
Trycera Financial, Inc.
filed 2015-06-02
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer  ☐                                                   Accelerated Filer  ☐
Non-accelerated Filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,353,460, computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s fiscal year on December 31, 2014.

At June 1, 2015, there were 15,842,673 shares of the registrant’s Common Stock outstanding.

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

All throughout 2014, the Company continued to focus its primary operational efforts on the technical infrastructure and build out of the Live Agent auto dealer kiosk program in addition to rebranding its financial and credit services product line.  These efforts saw limited forward progress due to setbacks which occurred from the failed delivery of committed investments from several groups.  The lack of working capital and limited resources caused delays in progress.

Despite the constant delays, the Company continued to make progress on the completion of the technical build out of the newly branded product line and had limited success in its beta testing.  The Company continued working closely with existing vendors along with new potential partners and associations in efforts to get results from enrolling real consumers into the Company’s program.  Key management personnel have continued their efforts to enter into new distribution, strategic partnerships and operating agreements in support of the money management and credit management business that is now the backbone of the Company’s product line.

In continuing with the direction outlined throughout the previous 4 years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of its Live Agent auto dealer kiosks and also various channels to provide the Company’s consumer financial and credit products, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, wealth planning and credit awareness.  During the fourth quarter of 2014, the Company designed a new brand for its product line, which it now calls “Successful Habits of The Rich!™”.  This product line includes three (3) separate products we call RichMoney™, RichCredit™, and RichWealth™.

The purpose of the rebranding was to make the Company’s product line more attractive and more stream lined for consumers to utilize and understand.  The Company worked on converting all previously developed components into one (1) online web portal which consumers will more easily be able to access and utilize.  This was also a requirement for the product line to be efficiently incorporated into the kiosks.  This business model is currently being developed and beta tested and is expected to take significant time and resources to complete and launch.

The Company believes its current direction and strategy will be able to offer more a saleable, predictable, efficient customer acquisition model.  We believe it will also provide a more attractive revenue generating solution to strategic distribution partners and give them more of an incentive to team up with the Company.  The flexibility of working with a wide reaching portfolio program should better align interested consumers with our suite of financial tools and education.  This product line has been designed specifically to lay the groundwork for the consumers so that at a future date, the Company can offer them additional financial based products and services.

The Company’s robust system, unlike most systems out there, focuses on three areas:  Money Management (RichMoney™), Credit Management (RichCredit™), and Wealth Management (RichWealth™).  All three of these areas are closely connected and by focusing on all three, it is believed the consumer has a greater chance of reaching their financial goals in life.

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

Recent Developments

In further support of continued operations, the company made a number of material changes to its operations throughout the 2014 fiscal year, including:

In 2014 pursuant to employment agreements the Company issued 31,200 shares.

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

On January 24, 2014, the Company entered into a two-year 10% note with a private party, totaling $7,500.

On February 16, 2014, the Company entered into a two-year 8% promissory note with a private party, totaling $30,000.

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

On February 24, 2014, the Company assigned debt totaling $14,000, to a private individual, in exchange for a two- year promissory note with an 8% simple interest rate.

On March 15, 2014, the Company assigned two (2) debt items, respectively $5,361 and $4,598 to a private individual, in exchange for a two-year 8% promissory note.

On April 1, 2014, the Company entered into a two-year 10% note with a private party, totaling $15,000.

On July 11, 2014, the Company entered into a two-year 10% note with a private party, totaling $8,000.

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

Throughout all four quarters of 2014, the Company continued to negotiate with potential new vendors, key vendors and prior service providers.  Key management personnel have accrued wages and continue to accrue wages and accept partial payments for services to date.  It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is obtained.  A substantial backlog of liabilities remains on the records of the Company, but management remains confident those liabilities will be addressed in the coming quarters.  The largest outstanding liabilities were the lapsed settlement agreements with former directors Knitowski, Dang and their related parties, Dang, Ecewa, Curo and Sagoso.  The Company negotiated with these parties in the third quarter of 2013 and agreed upon a new payment plan, but the Company is currently in default.

In conjunction with continuing efforts to expand the operations, the Company’s CEO continued to spend considerable time beta testing and perfecting the newly branded product line and Live Agent auto dealer kiosk program.  The ability of the Company to deploy these kiosks in high traffic locations which have a large amount of potential consumers for the Company should significantly reduce the cost of customer acquisition and allow the Company to generate organic revenues more quickly.

The Company currently remains insolvent but is seeking financing from various sources for which there is no commitment to provide us with such financing.  The Company believes that material changes to the recent trends in revenue are expected within the next 6 to 12 months.  We do not currently have sufficient cash on hand to satisfy existing operating cash needs or working capital requirements on a sustained basis and the President and CEO has been seeking short term loans for the Company in order to fulfill certain obligations related to audit, employee retention and operational functions.

Business of the Company

The Company operates in the money management, credit management and wealth management industry.  The Company intends to either seek an outside business venture or to raise funds to grow existing developmental operations.  The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

ITEM 2.  PROPERTIES

The Company entered into a one year lease on December 12, 2013 and which commenced on February 1, 2014 and was to expire on December 31, 2014.  The Company terminated this lease in August 2014 and reduced to a virtual office in an effort to reduce overhead costs.  Our administrative office and headquarters are still located at 18100 Von Karman Avenue, Suite 850, Irvine, CA 92612 and is on a month-to-month lease agreement at $350 per month.

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

FISCAL YEAR ENDED DECEMBER 31, 2013	Quarter	High	Low
	First	$0.02	$0.00
	Second	$0.01	$0.00
	Third	$0.02	$0.00
	Fourth	$0.02	$0.00

FISCAL YEAR ENDED DECEMBER 31, 2014	Quarter	High	Low
	First	$0.01	$0.00
	Second	$0.00	$0.00
	Third	$0.01	$0.00
	Fourth	$0.05	$0.00

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

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2014, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Purchases of Equity Securities

At the end of each quarter during the year ended December 31, 2014, the Company issued to its employees Amit Patel, Carl Giese, Steve Rowe, Lisa Bilyeu, and Hector Alvarez a total of 31,200 shares of milestone vested common stock restricted under Rule 144, pursuant to their respective employment agreements.  Mr. Patel was issued eight thousand (8,000) shares; Mr. Giese was issued eight thousand (8,000) shares; Mr. Rowe was issued eight thousand (8,000) shares; Ms. Bilyeu was issued three thousand two hundred (3,200) shares; and Mr. Alvarez was issued four thousand (4,000) shares.

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

All throughout 2014, the Company continued to focus its primary operational efforts on the technical infrastructure and build out of the Live Agent auto dealer kiosk program in addition to rebranding its financial and credit services product line.  These efforts saw limited forward progress due to setbacks which occurred from the failed delivery of committed investments from several groups.  The lack of working capital and limited resources caused delays in progress.

Despite the constant delays, the Company continued to make progress on the completion of the technical build out of the newly branded product line and had limited success in its beta testing.  The Company continued working closely with existing vendors along with new potential partners and associations in efforts to get results from enrolling real consumers into the Company’s program.  Key management personnel have continued their efforts to enter into new distribution, strategic partnerships and operating agreements in support of the money management and credit management business that is now the backbone of the Company’s product line.

In continuing with the direction outlined throughout the previous 4 years, the Company continued to focus on developing marketing partnerships to facilitate the distribution of its Live Agent auto dealer kiosks and also various channels to provide the Company’s consumer financial and credit products, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, wealth planning and credit awareness.  During the fourth quarter of 2014, the Company designed a new brand for its product line, which it now calls “Successful Habits of The Rich!™”.  This product line includes three (3) separate products we call RichMoney™, RichCredit™, and RichWealth™.

The purpose of the rebranding was to make the Company’s product line more attractive and more stream-lined for consumers to utilize and understand.  The Company worked on converting all previously developed components into one online web portal which consumers will more easily be able to access and utilize.  This was also a requirement for the product line to be efficiently incorporated into the kiosks.  This business model is currently being developed and beta tested and is expected to take significant time and resources to complete and launch.

The Company believes its current direction and strategy will be able to offer a more saleable, predictable, efficient customer acquisition model.  We believe it will also provide a more attractive revenue generating solution to strategic distribution partners and give them more of an incentive to team up with the Company.  The flexibility of working with a wide reaching portfolio program should better align interested consumers with our suite of financial tools and education.  This product line has been designed specifically to lay the groundwork for the consumers so that at a future date, the Company can offer them additional financial based products and services.

The Company’s robust system, unlike most systems out there, focuses on three areas:  Money Management (RichMoney™), Credit Management (RichCredit™), and Wealth Management (RichWealth™).  All three of these areas are closely connected and by focusing on all three, it is believed the consumer has a greater chance of reaching their financial goals in life.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties that could cause materially different results under different estimates and assumptions.  We believe our critical accounting policies relate to stock-option compensation and warrants because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain.  There were no changes to our critical accounting policies during the year ended December 31, 2014.

Results of Operations -- Year Ended December 31, 2014, versus the Year Ended December 31, 2013

In 2014, we saw revenues remain virtually flat when compared with the prior year.  The lack of revenue was attributed primarily to the lack of working capital.  To date, the Company still remains in developmental, beta-testing, prelaunch stage and re-entry into the financial services, alternative credit payment reporting and personal budgeting business.

Revenue

Revenues were generated from sales of the Company’s products which consist of money management, credit management and wealth management tools.  Revenue was $20,502 and $17,896 for the years ended December 31, 2014 and 2013, respectively, representing an increase of $2,606 or 15%.  Our 2014 and 2013 results show the commencement of our new business plan and beta testing and sales of newly designed products.

Cost of Sales and Gross Profit

Cost of sales was $1,274 and $4,460 for the years ended December 31, 2014 and 2013, respectively, representing an decrease of $3,186 or 71%.  The decrease was attributed to minimum program fees and expenses related to the new business operations.

The resulting gross profit was 94% and 75% for the years ended December 31, 2014 and 2013, respectively.  Management expects its strategic relationships which it established and are being developed over time, to have a positive impact on the underlying gross profit margin.  This can only be determined by evaluating the results over time.

Operating expenses

Operating expenses were $754,726 and $1,547,757 for the years ended December 31, 2014 and 2013, respectively, representing a decrease of $793,031 or 51%. The major components of operating expense are salaries and wages (75%). Other selling, general and administrative (17%), and Professional fees (8%) for 2014.  A material amount of the operating expenses for the year ended December 31, 2014 have been accrued and continue to be unpaid or paid in small increments.

Salaries and wages expense was $565,558 and $1,300,976 for the years ended December 31, 2014 and 2013, respectively, representing an decrease of $735,418 or 57%. The decrease resulted from the decreased number and value of employment agreements in force for the employees and officers of the Company.

Other selling, general and administrative expense was $125,391 and $149,421 for the years ended December 31, 2014 and 2013, respectively, representing a decrease $24,030 or 16%. The decrease resulted from a significant decrease in all categories as the Company had little business, no facility and reduced outside services for most of the 2014 fiscal year.

Professional fees and expenses were $63,777 and $97,360 for the years ended December 31, 2014 and 2013, respectively, representing an decrease of $33,583 or 34%.  The decrease is due to reduced audit and legal fees incurred.

Other income (expense)

Other income (expense) was ($133,229) and ($89,462) for the years ended December 31, 2014 and 2013, respectively.  The main component of other expense is the financing costs which resulted from notes payable.  In addition, the Company had derivative liability expenses of $30,000 and $70,000 for 2014 and 2013, respectively, and a gain on extinguishment of debt of $72,440, in 2013, which related to a debt settlement agreement with a former director.

Net loss

We incurred net losses of $868,727 and $1,623,783 for the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of December 31, 2014, cash totaled $0 as compared with $4,031 of cash at December 31, 2013, resulting in a decrease of $4,031 in cash and cash equivalents.  The decrease in cash and cash equivalents was attributed to the nature of winding up the primary business and seeking a strategic alternative and then subsequently commencing the new business plan coupled with the necessity of accruing most all expenses in lieu of paying for them as incurred.

For the year ended December 31, 2014, we used $142,409 of cash in operations.  For the comparable period in the prior year we used $9,142 of cash in operations.

Cash provided from financing activities was $138,378.  The Company raised $138,030 under debt agreements. For the comparable period in the prior year we obtained $12,700 from financing activities, which consisted solely of the issuance of stock netted with note repayments. In order to meet the Company’s cash flow requirements and to satisfy the existing debts, management intends to seek funding through the sale of either debt or equity instruments.

Working capital deficit was ($4,184,938) at December 31, 2014, as compared with working capital of ($4,017,969) at December 31, 2013.  This decrease in working capital was a result of amortization of prepaid stock – consultants and an increase in the derivative liability, as there were no additional material variances in current assets or current liabilities at December 31, 2014 as compared to December 31, 2013.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2014, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the year ended December 31, 2014:

On May 7, 2015, the Company issued to a private party One Hundred Twenty Five Thousand (125,000) shares of Restricted Common Stock at Three Dollars ($3.00) per share for Three Hundred Seventy Five Thousand Dollars ($375,000).

On April 28, 2015, the Company issued to its legal counsel Fifty Thousand (50,000) shares of Restricted Common Stock for services.

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

On April 6, 2015, the Company replaced the existing Employment Agreement for its President/CEO, Ray A. Smith with a new Employment Agreement.  The terms of the new agreement are for a period Five (5) years, renewable in two (2) year increments, and includes a Stock Incentive Compensation package consisting of Thirteen Million Five Hundred Thousand (13,500,000) post-split shares of Restricted Common Stock, which were issued upon execution of the agreement, and a salary of Twenty Thousand Dollars ($20,000) per month beginning on January 1, 2016.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2014.

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
Since April 2006, Mr. Smith has been the President and a director of CRS Corporation, a company offering credit enhancement, credit education, and consumer financial assistance services.  From February 2002 until April 2006, he was the President and CEO of Comm 2020 which operated a call center marketing credit services and a credit card application processing center for Visa and MasterCard.  Mr. Smith has served as President of and been employed by Trycera since February 2010.

Hector Alvarez	39	VP of Marketing / Director	2012 - Jan 8, 2015
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

Steve Rowe	52	VP of Operations	2013 - Jan 8, 2015
Mr. Rowe has over 25 years of experience in sales and marketing. During his tenure in the industry, he led strategic marketing, product development and sales events and creative services. His leadership and knowledge of all aspects of the business particularly in marketing and fulfillment ensured brand credibility and ease of rapid expansion.

Norm Hardy	37	Director	Jan 8, 2015 - Current
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

Section 16(a) Beneficial Ownership Reporting Compliance

According to our records, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014.

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

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2014 and 2013:

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Ray A. Smith	2014	$0	(1)	0	0	0	$0	$0
President/CEO	2013	$240,000	(1)	0	0	0	$0	$240,000

Hector Alvarez	2014	$0	(1)	0	0	0	$0	$0
VP of Sales	2013	$180,000	(1)	0	0	0	$0	$180,000

Shampa Mitra-Reddy	2014	$0	(1)	0	0	0	$0	$0
VP of Biz Dev	2013	$180,000	(1)	0	0	0	$0	$180,000

Carl Giese	2014	$0	(1)	0	0	0	$0	$0
VP of Sales	2013	$90,000	(1)	0	0	0	$0	$90,000

Steve Rowe	2014	$0	(1)	0	0	0	$0	$0
VP of Biz Dev	2013	$90,000	(1)	0	0	0	$0	$90,000

(1)	The salaries of all employees were accrued through 2013 and furloughed during 2014 as a result of limited working capital.

Equity Awards

The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2014:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
	0	0
	0	0

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Alvarez and Smith, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2014:

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

Standard Arrangements for Outside Directors.

Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our board of directors.  To date, no arrangements have been set.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of May 15, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the 15,842,673 shares of our Common Stock currently issued and outstanding; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Ray A. Smith 18100 Von Karman Ave Suite 850 Irvine, CA 92612	13,691,000	86.42%

Shampa Mitra-Reddy 18100 Von Karman Ave Suite 850 Irvine, CA 92612	50,000	0.32%

Carl Giese 18100 Von Karman Ave Suite 850 Irvine, CA 92612	21,000	0.13%

Matthew Richards 18100 Von Karman Ave Suite 850 Irvine, CA 92612	500	0.00%

Norman Hardy 18100 Von Karman Ave Suite 850 Irvine, CA 92612	5,000	0.00%

Executive Officers and Directors as a Group (4 Person)	13,767,500	86.9%

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

Equity Compensation Plan Information

The following table sets forth as of the fiscal year ended December 31, 2014, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

The Company has a $10,000 unsecured promissory note with its Vice President. The note accrues 10% interest and was originally due January 25, 2013.
At December 31, 2014 and 2013, the Company had accounts payable with related parties totaling $179,565, which consisted of accrued consulting fees and expenses.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Pritchett, Siler & Hardy, P.C. (“PSH”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $3,000 and $40,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2014 and 2013.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2014 and 2013.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2014 and 2013
Statements of Operations for the years ended December 31, 2014 and 2013
Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013
Statements of Cash Flows for the years ended December 31, 2014 and 2013
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

Trycera Financial, Inc.

Date: June 1, 2015	By:	/s/ Ray A. Smith
Ray A. Smith, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: June 1, 2015	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: June 1, 2015	/s/ Ray A. Smith
Ray A. Smith, PFO (Principal Financial and Accounting Officer)

Date: June 1, 2015	/s/ Matt Richards
Matt Richards, Director

Date: June 1, 2015	/s/ Norman Hardy
Norman Hardy, Director

Financial Statements

TRYCERA FINANCIAL, INC

For the years ended December 31, 2014 and 2013

TRYCERA FINANCIAL, INC.

For the years ended December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1466 N. HIGHWAY 89 STE. 230
FARMINGTON, UTAH  84025

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Trycera Financial, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Trycera Financial, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
May 29, 2015

TRYCERA FINANCIAL, INC.
Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current Assets
Cash	$-	$4,031
Prepaid expenses and other current assets	9,025	81,446
Total Current Assets	9,025	85,477

Property & Equipment, net	4,759	6,888
Total Fixed Assets	4,759	6,888

Total Assets	$13,784	$92,365

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$348	$-
Accounts payable	749,666	758,983
Accounts payable - related parties	179,565	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	2,180,765	2,123,689
Debt settlement liability, net	141,355	129,063
Derivative liability	100,000	70,000
Unsecured notes payable, current maturities	94,448	94,448
Convertible notes payable, net of discounts, current maturities	713,042	712,924

Total Current Liabilities	4,193,963	4,103,446

Long-term Liabilities
Unsecured notes, less current maturities	138,030	-
Total Long-term Liabilities	138,030	-

Total Liabilities	4,331,993	4,103,446

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at $.001 par value; 667,673 and 636,473 shares issued and outstanding, respectively	668	637
Additional paid-in capital	11,086,696	10,891,848
Prepaid stock - employees	(181,624)	(548,344)
Accumulated deficit	(15,223,949)	(14,355,222)
Total Stockholders’ Deficit	(4,318,209)	(4,011,081)
Total Liabilities & Stockholders’ Deficit	$13,784	$92,365

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.
Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$20,502	$17,896
	20,502	17,896

Cost of Sales	1,274	4,460
Gross Profit	19,228	13,436

Expenses
Salaries and wages	565,558	1,300,976
Professional fees	63,777	97,360
Other selling, general and administrative	125,391	149,421

Total Expenses	754,726	1,547,757

Loss from Operations	(735,498)	(1,534,321)

Other Income (Expense)
Derivative liability loss	(30,000)	(70,000)
Gain on extinguishment of debt	-	72,440
Interest expense	(103,229)	(91,902)
Total Other Income (Expense)	(133,229)	(89,462)

Loss before tax	(868,727)	(1,623,783)
Income tax	-	-
Net Loss	$(868,727)	$(1,623,783)

Basic loss Per Share:
Loss per share	$(1.33)	$(2.74)
Net Loss Per Share	$(1.33)	$(2.74)

Weighted Average Shares	651,717	592,529

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.
Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(868,727)	$(1,623,783)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	2,129	2,128
Amortization of prepaid stock – consultants	72,421	72,354
Amortization of prepaid stock – employees	366,720	339,817
Amortization of discount on note payable	12,410	8,609
Gain on extinguishment of debt	-	(72,440)
Derivative liability loss	30,000	70,000
Stock issued for services	194,879	379,200
Changes in operating assets and liabilities;
Increase (decrease) in accounts payable	(9,317)	192,883
Increase in accrued expenses	57,076	622,090
Net Cash Used by Operating Activities	(142,409)	(9,142)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	20,200
Note repayments	-	(7,500)
Proceeds from convertible notes	138,030	-
Increase in bank overdraft	348	-
Net Cash Provided by Financing Activities	138,378	12,700

Net Increase (Decrease) in Cash and Cash Equivalents	(4,031)	3,558
Cash and Cash Equivalents at Beginning of Period	4,031	473
Cash and Cash Equivalents at End of Period	$-	$4,031

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:	$-	$-

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.
Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2014 and 2013

	Common Stock		Paid-In	Prepaid	Accumulated
	Shares	Amount	Capital	Equity	Deficit	Total

Balance, at December 31, 2012	559,273	$559	$10,199,566	$(724,001)	$(12,731,439)	(3,255,315)

Shares issued for cash pursuant to private placement memorandum at $20 per share	500	1	9,999	-	-	10,000

Shares issued for cash pursuant to private placement memorandum at $10 per share	1,000	1	9,999	-	-	10,000

Shares issues in connection with employment agreements at $6 per share	63,200	63	543,297	(164,160)	-	379,200

Issuance of prepaid stock - consultants	12,500	13	128,987	-	-	129,000

Amortization of prepaid stock - employees	-	-	-	339,817	-	339,817

Net loss for the year ended December 31, 2013	-	-	-	-	(1,623,783)	(1,623,783)

Balance, at December 31, 2013	636,473	$637	$10,891,848	$(548,344)	$(14,355,222)	(4,011,081)

Shares issued in connection with employment agreements at $6 per share	31,200	31	194,848	-	-	194,879

Amortization of prepaid stock - employees	-	-	-	366,720	-	366,720

Net loss for the year ended December 31, 2014	-	-	-	-	(868,727)	(868,727)

Balance, at December 31, 2014	667,673	$668	$11,086,696	$(181,624)	$(15,223,949)	(4,318,209)

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

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

During 2014, primary operational efforts continued to be prioritized and focused on finalizing the technical infrastructure for the planned rollout of the Company’s payment reporting engines.  This effort continued as a spillover from the delays associated with funding based on signed investment commitments.   Key management personnel have continued entering into new distribution, strategic partnerships and operating agreements in support of the payment reporting and financial products business that is now the backbone of the payment reporting business.   The Company has refocused the operational strategy on products and services while allowing any prepaid card to become a conduit for payment reporting services and other financial products currently being marketed by the Company.  During 2012 and 2013, the Company made progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout 2011 - 2013, the Company continued to focus on developing marketing partnerships to facilitate the distribution of prepaid debit cards, personal financial services and payment reporting services, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting and financial awareness.  As part of the roadmap to further solidify the Company’s payment reporting efforts, the Company has revamped its operational strategy and is not currently seeking a customized network branded card program.  The Company has elected to use third-party providers for all card-based products and will continue to evaluate any need for a fully customized program and renewed program management status.  Based on the economics related to a full custom card solution, the third party provider gives the Company flexibility and access to networks and partnerships that the Company alone could not underwrite nor fund.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

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

C.   Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company has $0 and $4,031 in cash and cash equivalents at December 31, 2014 and 2013 respectively.

D.   Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consists of the following and are recorded at cost:

	2014	2013

Furniture	$11,062	$11,062
Equipment	2,741	2,741

Total fixed assets	13,803	13,803
Accumulated depreciation	(9,044)	(6,915)

Net Fixed assets	4,759	6,888

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
December 31, 2014 and 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

E.   Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are no outstanding employee stock options, and warrants issued in settlement of debt (NOTE 5) and convertible notes payable (NOTE 7) have not been considered in the fully diluted earnings per share calculation for 2014 and 2013, as their effect would be anti-dilutive. All per-share amounts and common shares outstanding for all periods reflect the Company’s 1-for-1000 reverse stock split, which was effective March 27, 2015.

	For the Year Ended
	December 31,	December 31,
	2014	2013

Basic loss per share
Net loss (numerator)	$(868,727)	$(1,623,783)
Weighted average shares (denominator)	651,717	592,529

Per share amount	$(1.33)	$(2.74)

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
December 31, 2014 and 2013

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2014 and 2013.  The derivative liability resulting from warrants with contingent exercise prices issued in connection with the debt settlement liability (NOTE 5) is revalued on reporting dates using the Black-Scholes Option Pricing Model, which uses quoted stock prices as one of the inputs.

I.   Selling, General and Administrative Costs

Selling, general and administrative expenses included the following for the years ended December 31, 2014 and 2013.

	2014	2013

Rent	$27,927	$2,356
Investor relations	1,869	1,870
Travel and Entertainment	12,820	1,204
Technology costs	2,096	55,000
Amortization of prepaid stock - consultants	72,421	72,354
Other general and administrative	8,258	16,637
	$125,391	$149,421

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

J.   Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets included the following for the years ended December 31, 2014 and 2013.

	2014	2013

Prepaid stock - consultants	$9,025	$81,446
	$9,025	$81,446

K.   Accrued Expenses

Accrued expenses included the following for the years ended December 31, 2014 and 2013.

	2014	2013

Accrued Payroll and Compensated Absences	$1,670,772	$1,684,567
Interest payable	349,085	258,265
Program termination costs	55,000	55,000
Vacation accrual	97,835	97,835
Other	8,073	28,022
	$2,180,765	$2,123,689

L.   Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company applies a range of collection techniques to manage delinquent accounts. In instances where balances exceed baseline levels a third party collection agency is selected to perform a collection service.  The service fees may cost the Company 25% to 40% of the face value of the debt owed and result in receiving only a small portion of monies owed. In cases where the funds are not provided in advance, the Company will carry an open receivable balance and does reserve the right to reduce the client reserve account in lieu of payment. At December 31, 2014 and 2013 the allowance for bad and doubtful accounts was $0.

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

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

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

On April 6, 2015, the Company replaced the existing Employment Agreement for its President/CEO, Ray A. Smith with a new Employment Agreement.  The terms of the new agreement are for a period Five (5) years, renewable in two (2) year increments, and includes a Stock Incentive Compensation package consisting of Thirteen Million Five Hundred Thousand (13,500,000) shares of Restricted Common Stock which were issued upon execution of the agreement, and a salary of Twenty Thousand Dollars ($20,000) per month beginning on January 1, 2016.

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

NOTE 3 – NEW TECHNICAL PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a $10,000 unsecured promissory note with its Vice President.  See NOTE 7 for terms.

At December 31, 2014 and 2013, the Company had accounts payable with related parties totaling $179,565, which consisted of accrued consulting fees and expenses.

NOTE 5 –  DEBT SETTLEMENT LIABILITY

On July 2, 2013, the Company entered into new Settlement Agreements (the Agreements) with parties formerly related to the Company (the Creditor Parties) who were owed various accounts payable, accrued expenses, and notes payable pursuant to agreements and settlements previously executed.  Under the Agreements, the Company paid $7,500 as a nonrefundable deposit and agreed to make 24 additional monthly payments of $5,938, which results in total cash requirement of $155,000.  These additional payments were to begin once the Company secured a minimum investment of $250,000 within 90 days of the executed settlement agreements.  The Creditor Parties had the right to rescind the Agreements if the Company failed to procure the $250,000 investment within 90 days.  The Company is still seeking the investment, and the Creditor parties have not yet rescinded.

Interest at 10% has been imputed on the $155,000 cash requirement in the amount of $24,583, which has been recorded as a debt discount to be amortized to interest expense over the 24-month payment period.  During the years ended December 31, 2014 and 2013, the Company recognized $12,292 and $6,146, respectively, in interest expense, which together with the initial $7,500 payment, resulted in a net settlement liability balance of $141,355 and $129,063 at December 31, 2014 and 2013, respectively.

In addition to the cash payments, the Creditor Parties were granted 10-year warrants for a total of 5,000 shares at an initial excise price of $10.  However, as long as the warrants are outstanding, if the Company issues, sells, grants, or agrees to issue, sell, or grant any shares of common stock, options, warrants, or debt that is convertible to common stock, at a price per share that is less than the exercise price, the exercise price will be reduced accordingly.  This ratchet or round-down provision creates a derivative liability pursuant to EITF 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  To value the derivative liability, the Company utilized the Black-Scholes Option Pricing Model, which considered the Company’s quoted stock prices over a 10-year look-back period (volatility), risk-free 10-year US Treasury rates, the stated exercise price, and the Company’s quoted stock price on the issuance date (and on quarterly and annual reporting dates for periodic revaluation).  No dividend yield is anticipated over the term of the warrants.  The resulting change in derivative liability with corresponding expense was $30,000 and $70,000 for the years ended December 31, 2014 and 2013, respectively.  Black-Scholes inputs were as follows:

	December 31, 2014	December 31, 2013

Volatility	607.42%	585.93%
Exercise price	$10	$10
Risk-free rate	1.97%	3.04%
Quoted stock price	$20	$14
Total warrant value	$100,000	$70,000

The difference between the book value of the original debt and the fair value of the Agreements on the issuance date of June 2, 2013 resulted in a gain on the extinguishment of debt of $72,440 for the year ended December 31, 2013.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

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

The Company currently has no issues that would mandate application of any deferred tax items or expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.   No provision for income taxes has been recorded due to net operating losses totaling $8,879,760 and other deferred tax assets as of December 31, 2014 that may be offset against further taxable income.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax asset:
Net operating loss carryforward	$3,786,330	$3,615,946
Stock compensation	770,975	570,933
Valuation allowance	(4,557,305)	(4,186,879)
	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in deferred taxes	(370,426)	(665,019)
Change in allowance	370,426	665,019
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses may be offset against future taxable income through 2034. Tax years beginning 2011 are open to examination by the IRS.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss  carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 7 – NOTES PAYABLE

		December 31,	December 31,
		2014	2013

Unsecured Notes Payable

Note payable to former service provider, unsecured, interest at 10% originally due February 23, 2011. Currently past due.		$59,448	$59,448

Note payable to Vice President, unsecured, interest at 10% plus 1,000 shares originally due January 25, 2013. Net of discount. Currently past due.		10,000	10,000

Note payable to unrelated investor, unsecured, interest at 10% originally due September 4, 2014. Currently past due.		25,000	25,000

Note payable to unrelated investor, unsecured, interest at 8% due Mar 15, 2016.		10,230	-

Note payable to unrelated investor, unsecured, interest at 8% due Feb 24, 2016.		14,000	-

Note payable to unrelated investor, unsecured, interest at 8% due Feb 16, 2016.		30,000	-

Note payable to unrelated investor, unsecured, interest at 10% due Jan 24, 2016.		7,500	-

Note payable to unrelated investor, unsecured, interest at 10% due April 1, 2016.		15,000	-

Note payable to unrelated investor, unsecured, interest at 10% due Nov 1, 2016.		50,000	-

Note payable to unrelated investor, unsecured, interest at 10% due July 11, 2016.		8,000	-

Note payable to unrelated investor, unsecured, interest at 10% due July 28, 2016.		3,300	-
	-
Long term portion		(138,030)	-
Total Unsecured Notes Payable, current maturities		$94,448	$94,448

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 7 – NOTES PAYABLE (Continued)

		December 31,	December 31,
		2014	2013

Convertible Notes Payable
Convertible Debt Liability - Banner1		$100,000	$100,000
Discount Convertible debt - Banner 1		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due March 12, 2012. Currently past due.		-	-
Note is convertible into common stock at the higher of $.50 per share or a 10% discount to the market price		-	-

Convertible Debt Liability - Banner2		100,000	100,000
Discount Convertible debt - Banner 2		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due August 4, 2012. Currently past due.		-	-
Note is convertible into common stock at the higher of $.50 per share or a 10% discount to the market price		-	-

Convertible debt liability - Banner3		100,000	100,000
Discount Convertible debt - Banner 3		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due January 14, 2013. Currently past due.		-	-
Note is convertible into common stock at the higher of $.50 per share or a 10% discount to the market price		-	-

Convertible debt liability - Banner4		50,000	50,000
Discount Convertible debt - Banner 4		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due March 13, 2013. Currently past due.		-	-
Note is convertible into common stock at the higher of $.50 per share or a 10% discount to the market price		-	-

Convertible debt liability - JPA		62,542	62,542
Discount convertible debt - JPA		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.		-	-
Note is convertible into common stock at $1 per share		-	-

Convertible debt liability - Quest		240,000	240,000
Discount convertible debt - Quest		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due November 15, 2012. Currently past due.		-	-
Note is convertible into common stock at $1 per share		-	-

Convertible debt liability - Grid		10,500	10,500
Discount convertible debt - Grid		-	-
Note payable to unrelated investor, unsecured, interest at 10% originally due May 22, 2011. Currently past due.		-	-
Note is convertible into common stock at $1 per share		-	-

Convertible debt liability - MJ Rich		50,000	50,000
Discount convertible debt - MJ Rich		-	(118)
Note payable to unrelated investor, unsecured, interest at 10% due March 08, 2014. Currently past due.		-	-
Note is convertible into common stock at $1 per share		-	-

Long term portion		-	-
Total Convertible Notes Payable, net of discounts, current maturities		$713,042	$712,924

Maturities of notes payable	Past due	$807,490	$807,372
Maturities of notes payable	2015	$-	$-
Maturities of notes payable	2016	138,030	-
		$945,520	$807,372

Accrued interest on notes payable		$349,085	$258,266

All conversion rates are stated at pre-reverse stock split amounts

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 8 – STOCKHOLDERS' EQUITY

On March 27, 2015, the Company’s request to FINRA for a Corporate Action Request of a Stock-Reverse split at a ratio of 1:1,000 became effective.  All per share amounts and shares outstanding for all periods reflect the Company’s 1-for-1000 reverse stock split.

During the year ended December 31, 2014, the Company issued an aggregate 31,200 shares of common stock for milestone vesting in connection with employment agreements. Accordingly, common stock and additional paid in capital have been charged $31 and $194,848 respectively. For milestone issuances, the expense is booked immediately. For shares issued as prepayment, the fair value of the shares has been treated as an offset to equity and is amortized over the life of the employment agreements. The Company expensed $194,879 and $379,200 for milestone issuances, and amortized $366,720 and $339,817 in prepaid stock during the years ended December 31, 2014 and 2013, respectively.

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

On May 4, 2004, the Company approved and adopted the 2004 Stock Option/Stock Issuance Plan, which allowed for the Company to issue stock or grant options to purchase or receive shares of the Company's common stock. The maximum number of shares allowed to be optioned and sold under the plan was 250,000,000.  The plan became effective with its adoption and remained in effect for ten years, however, options expired five years from grant, unless terminated earlier. The option plan was not renewed and expired at its term. Options granted under the plan vested according to terms imposed by the Plan Administrator.  The Administrator could not impose a vesting schedule upon any option grant which was more restrictive than twenty percent (20%) per year vesting with the initial vesting to occur not later than one (1) year after the option grant date

TRYCERA FINANCIAL, INC.
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 9 –  STOCK OPTION PLAN (Continued)

The following schedule summarizes the activity during the periods ending December 31, 2014 and December 31, 2013 respectively:

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2014	-	$-
Options Granted	-	-
Options Exercised	-	-
Options Canceled/expired	-	-
Options Outstanding at December 31, 2014	-	$-
Options Exercisable at December 31, 2014	-	$-

2004 Stock Plan
Weighted
	Amount	average
	of	exercise
	shares	price

Outstanding at January 1, 2013	-	$-
Options Granted	-	-
Options Exercised	-	-
Options Canceled/expired	-	-
Options Outstanding at December 31, 2013	-	$-
Options Exercisable at December 31, 2013	-	$-

The amount of stock option compensation expense was $0 and $0 for the years ended December 31, 2014 and 2013, respectively. The expense was calculated using the Black-Scholes option pricing model. There are no employee stock options outstanding and exercisable under this plan as of December 31, 2014 and December 31, 2013.

NOTE 10 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has $0 cash on hand and no material assets.  In addition, the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has not accrued current year employee base salaries totaling $768,000 pursuant to employment agreements, as the respective employees have not worked forty hours per week (as required by the employment agreements) because the work has not been available due the Company’s inability to sustain consistent, profitable operations.  Management has assessed the likelihood of the employees pursuing and successfully claiming 2014 base salaries as reasonably possible, and has thus elected to disclose but not record these salaries, in accordance with ASC 450-20 Loss Contingencies.

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