Form 10-Q
period 2015-03-31
Trycera Financial, Inc.
filed 2015-06-11
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

At June 10, 2015, there were 15,844,673 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements

Trycera Financial, Inc.
Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash	$-	$-
Prepaid expenses and other current assets	4,275	9,025
Total Current Assets	4,275	9,025

Property & Equipment, net	4,228	4,759
Total Fixed Assets	4,228	4,759

Total Assets	$8,503	$13,784

Liabilities & Stockholders’ Deficit
Current Liabilities
Bank overdraft	$130	$348
Accounts payable	758,666	749,666
Accounts payable - related parties	179,565	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	2,198,852	2,180,765
Debt settlement liability, net	144,428	141,355
Derivative liability	75,000	100,000
Unsecured notes payable, current maturities	94,448	94,448
Convertible notes payable, net of discounts, current maturities	713,042	713,042

Total Current Liabilities	4,198,905	4,193,963

Long-term Liabilities
Unsecured notes payable, less current maturities	148,030	138,030
Total Long-term Liabilities	148,030	138,030

Total Liabilities	4,346,935	4,331,993

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at $.001 par value; 669,673 and 667,673 shares issued and outstanding, respectively	670	668
Additional paid in capital	11,116,694	11,086,696
Prepaid stock - employees	(58,314)	(181,624)
Accumulated deficit	(15,397,482)	(15,223,949)
Total Stockholders’ Deficit	(4,338,432)	(4,318,209)
Total Liabilities & Stockholders’ Deficit	$8,503	$13,784

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Statements of Operations

	For the 3 Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)

Revenues	$6,878	$6,140
	6,878	6,140

Cost of Sales	111	299
Gross Profit (loss)	6,767	5,841

Expenses
Salaries and wages	153,310	143,403
Professional fees	9,008	9,000
Other selling, general and administrative	15,734	79,372

Total Expenses	178,052	231,775

Loss from Operations	(171,285)	(225,934)

Other Income (Expense)
Derivative liability gain (loss)	25,000	-
Interest expense	(27,248)	(24,735)
Total Other Income (Expense)	(2,248)	(24,735)

Loss before tax	(173,533)	(250,669)
Income tax	-	-
Net Loss	$(173,533)	$(250,669)

Basic loss Per Share:
Loss per share	$(0.26)	$(0.39)
Net Loss Per Share	$(0.26)	$(0.39)

Weighted Average Shares	667,695	636,615

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Statements of Cash Flows

	For the 3 Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net Loss	$(173,533)	$(250,669)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	531	532
Amortization of prepaid stock - consultants	4,750	45,400
Amortization of prepaid stock - employees	123,310	91,680
Amortization of discount on note payable	3,073	3,191
Derivative liability (gain) loss	(25,000)	-
Stock issued for services	30,000	51,200
Changes in operating assets and liabilities;
Increase (decrease) in accounts payable	9,000	(17,709)
Increase (decrease) in accrued expenses	18,087	9,879
Net Cash Used by Operating Activities	(9,782)	(66,496)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	10,000	61,730
(Increase) decrease in bank overdraft	(218)	735
Net Cash Provided by Financing Activities	9,782	62,465

Net Increase (Decrease) in Cash and Cash Equivalents	-	(4,031)
Cash and Cash Equivalents at Beginning of Period	-	4,031
Cash and Cash Equivalents at End of Period	$-	$-

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:	$-	$-

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

TRYCERA FINANCIAL, INC.
Notes to Financial Statements

 NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

NOTE 2 – GOING CONCERN

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations.  These factors indicate that the Company may be unable to continue in existence should immediate and short term financing options not be available.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently the Company has minimal cash on hand and few material assets outside key intellectual property.  In addition, the Company has not established or maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  It is the intent of the Company to find additional capital funding, grow revenues organically through new program launches and marketing campaigns, and/or a profitable business venture to acquire or merge.

NOTE 3 – SIGNIFICANT TRANSACTIONS

On January 8, 2015, the Company’s Board of Directors accepted the resignation of its Officers Steve Rowe and Hector Alvarez who indicated they wanted to freely pursue other interests.

On January 8, 2015, the Company’s Board of Directors accepted the resignation of its Director Hector Alvarez and his appointed replacement Norman Hardy.

On March 16, 2015, the Company filed the required application along with all supplemental documentation with FINRA requesting them to review and complete the Corporate Action Request of the Company to complete a Stock-Reverse at a ratio of 1:1,000.  This Corporate Action was Approved and became Effective as of March 27, 2015.  The effects of the reverse stock split have been retroactively applied to all periods presented.

On March 23, 2015, the Company received $10,000 pursuant to a two-year, 10%, unsecured promissory note with an independent party.

NOTE 4 – CONTINGENCIES

The Company has not accrued employee base salaries approximating $800,000 pursuant to employment agreements during the year ended December 31, 2014 or the quarter ended March 31, 2015, as the respective employees have not worked forty hours per week (as required by the employment agreements) because the work has not been available due the Company’s inability to sustain consistent, profitable operations.  Management has assessed the likelihood of the employees pursuing and successfully claiming base salaries as reasonably possible, and has thus elected to disclose but not record these salaries, in accordance with ASC 450-20 Loss Contingencies.

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

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued. Accordingly the following material events occurred subsequent to the quarter ended March 31, 2015:

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

On April 6 and April 22, 2015, the Company received $5,000 and $2,000, respectively, pursuant to two-year, 10%, unsecured promissory notes with one of its Directors.  The notes were repaid in full on May 15, 2015.

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the Note with Herbert Banner from March 2010 into Seven Hundred Fifty Thousand (750,000) shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the Note with MJ Rich Media Corporation from March 2012 into Seven Hundred Fifty Thousand (750,000) shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 15, 2015, the Company’s President forgave $314,372 in accrued officer compensation and reimbursable expenses owed him.

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

All throughout 2014 and into 2015, the Company has continued to focus its primary operational efforts on the technical infrastructure and build-out of the Live Agent auto dealer kiosk program in addition to rebranding its financial and credit services product line.  These efforts have seen limited forward progress due to setbacks which occurred from the failed delivery of committed investments from several groups.  The lack of working capital and limited resources has caused delays in progress.

Despite the constant delays, the Company has continued to make progress on the completion of the technical build-out of the newly-branded product line and had limited success in its beta testing.  The Company has continued working closely with existing vendors along with new potential partners and associations in efforts to get results from enrolling real consumers into the Company’s program.  Key management personnel have continued their efforts to enter into new distribution, strategic partnerships and operating agreements in support of the money management and credit management business that is now the backbone of the Company’s product line.

In continuing with the direction outlined throughout the previous 4 years, the Company has continued to focus on developing marketing partnerships to facilitate the distribution of its Live Agent auto dealer kiosks and also various channels to provide the Company’s consumer financial and credit products, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, wealth planning and credit awareness.  During the fourth quarter of 2014, the Company designed a new brand for its product line, which it now calls “Successful Habits of The Rich!™”.  This product line includes three (3) separate products we call RichMoney™, RichCredit™, and RichWealth™.

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

Recent Developments

For the first quarter ending March 31, 2015, all primary operational efforts were prioritized and focused on beta testing and developing the Company’s newly developed product line and continued efforts to Beta test its Live Agent Auto Dealer Kiosk system along with finalizing the technical infrastructure for the Company’s credit and money management programs.  Despite working capital shortfalls and operational delays, the Company continues its ongoing technical build-out, and the Company has continued working closely with new partners and associations in efforts to position the suite of products and services to be marketed throughout the first quarter of 2015.  Throughout this first quarter and subsequently thereafter, the Company engaged in negotiating contemplated new agreements, terminating existing agreements, and restructuring its debt to help ensure the viability of the entity long-term.

During the first quarter, the Company made limited progress in marketing the primary products and services in support of continued operations.  In continuing with the direction outlined throughout the past two years, despite the constant delays, the Company continued to make progress on the completion of the technical build out, customer tracking, and fulfillment process associated with the Company’s product line.  The Company continued working closely with existing vendors along with anticipated new partners and associations in efforts to complete the necessary steps so the Company can actively market its suite of products and services to consumers in a more robust way and gain market share.

The Company continued to focus on developing marketing partnerships to facilitate the distribution of its personal financial services, payment reporting services and a prepaid debit card, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, credit and financial awareness.  During the first quarter of 2015and  the fourth quarter of 2014, the Company worked on developing a more efficient way of connecting credit turndown consumers to the Company.  In conjunction with continuing efforts to expand operations and generate revenue, the Company spent additional time in the first quarter on aligning the credit building business with key industry associations, such as mortgage companies, commercial lenders and auto dealerships.

A number of planned initiatives undertaken during the first quarter by the Company have failed or taken longer than expected or anticipated due to capital constraints.  This, coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes, vendor payment shortfalls, and increasing legal procedures all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will be generated throughout the remainder of 2015 and these revenues should make the Company more attractive to investors.

Throughout the first quarter of 2015, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The financial commitments entered into during 2013 and 2014 were intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have and continued to accrue or furlough wages, or accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.

A continued and substantial backlog of liabilities remains on the records of the Company, but management remain confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended March 31, 2015.

Results of Operations

For the three months ended March 31, 2015

In the first quarter of 2015 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements. Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the quarter.

Revenue

Revenue from continuing operations was $6,878 and $6,140 for the quarters ended March 31, 2015 and 2014, respectively, representing an increase of $738 or effectively 12%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $111 and $299 for the quarters ended March 31, 2015 and 2014.  The decrease was nominal and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit was $6,767 and $5,841 for the quarters ended March 31, 2015 and 2014, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations continue.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $178,052 and $231,775 for the quarters ended March 31, 2015 and 2014, respectively, representing a decrease of $53,723.  The key components of our first quarter 2015 operating expense are salaries and wages ($153,310) professional fees ($9,008) and other selling, general and administrative ($15,734).

Salaries and wages expense were $153,310 and $143,403 for the quarters ended March 31, 2015 and 2014, respectively, representing an increase of $9,907 or 7%. The Company has had four full time employees, two of whom left the Company during the period, all working largely under accrued/furloughed wages and non-cash compensation until such a time certain milestones are achieved or the Company has the funds to pay cash compensation, or until the Company and employees mutually agree to new compensation terms.

General and administrative expenses were $15,734 and $79,372 for the quarters ended March 31, 2015 and 2014, respectively, representing a decrease of $63,638 or 80%. The decrease resulted from the decrease in outside services as the Company had no rent of facility costs during the period.

Net loss

We incurred net losses of $173,533 and $250,669 for the quarters ended March 31, 2015 and 2014, respectively, representing a decrease in the net loss of $77,136.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2015 is compared to 2014.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, cash totaled $0.  Working capital deficit was ($4,194,630) at March 31, 2015, as compared with working capital deficit of ($4,184,938) at December 31, 2014.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

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

In event that the Company is unable to mitigate the effects of the liabilities, the Company may seek any and all necessary protections afforded under various state and federal laws.  The Company plans to continue to collect equity investments and debt instruments for the remainder of 2015 in order to finance continued operations and to finance potential merger and/or acquisition investments.  In an event where the Company faces immediate insolvency, the Company may pursue the sale of its intellectual property, which may or may not have marketable value.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2015, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2015:

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

On April 6 and April 22, 2015, the Company received $5,000 and $2,000, respectively, pursuant to two-year, 10%, unsecured promissory notes with one of its Directors.  The notes were repaid in full on May 15, 2015.

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the Banner Note-1 from March 2010 into Seven Hundred Fifty Thousand (750,000) shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the MJ Rich Note from March 2012 into Seven Hundred Fifty Thousand (750,000) shares of Common Stock at a conversion price of Five Cents ($0.05).

On April 15, 2015, the Company’s President forgave $314,372 in accrued officer compensation and reimbursable expenses owed him.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 31, 2015 to the risk factors discussed in the periodic report noted above.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2015, the Company entered into a five year employment agreement with Ray A. Smith, its President/CEO and issued Thirteen Million Five Hundred Thousand (13,500,000) shares of restricted Common Stock pursuant to the new employment agreement.

On April 14, 2015, the Company converted Thirty Seven Thousand Five Hundred Dollars ($37,500) of debt for Herbert Banner into Seven Hundred Fifty Thousand (750,000) shares of common stock.

On April 14, 2015, the Company converted Thirty Seven Thousand Five Hundred Dollars ($37,500) of debt for MJ Rich Media Corporation into Seven Hundred Fifty Thousand (750,000) shares of common stock.

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

Trycera Financial, Inc.

Date: June 10, 2015	By:	/s/ Ray A. Smith
Ray A. Smith, President (Principal Executive Officer)

Date: June 10, 2015	By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer (Principal Financial Officer)