Form 10-Q
period 2015-06-30
Trycera Financial, Inc.
filed 2015-08-19
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

At August 19, 2015 there were 15,855,007 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements

Trycera Financial, Inc.
Balance Sheets

	Jun 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash	$71,313	$-
Prepaid expenses and other current assets	-	9,025
Total Current Assets	71,313	9,025

Property & Equipment, net	3,696	4,759
Total Fixed Assets	3,696	4,759

Total Assets	$75,009	$13,784

Liabilities & Stockholders’ Deficit
Current Liabilities
Checks drawn in excess of bank balance	$-	$348
Accounts payable	789,046	749,666
Accounts payable - related parties	137,145	179,565
Portfolio reserves	34,774	34,774
Accrued expenses	1,882,947	2,180,765
Debt settlement liability, net	147,500	141,355
Derivative liability	16,185	100,000
Unsecured notes, current maturities	161,178	94,448
Convertible notes payable, net of discounts, current maturities	638,042	713,042

Total Current Liabilities	3,806,817	4,193,963

Long-term Liabilities
Unsecured notes, less current maturities	71,300	138,030
Total Long-term Liabilities	71,300	138,030

Total Liabilities	3,878,117	4,331,993

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at $.001 par value; 15,855,007 and 667,673 shares issued and outstanding, respectively	15,855	668
Additional paid-in capital	22,427,927	11,086,696
Prepaid stock - employees	(22,613)	(181,624)
Accumulated deficit	(26,224,277)	(15,223,949)
Total Stockholders’ Deficit	(3,803,108)	(4,318,209)
Total Liabilities & Stockholders’ Deficit	$75,009	$13,784

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,037	$5,436	$9,915	$11,576
	3,037	5,436	9,915	11,576

Cost of Sales	130	380	241	679
Gross Profit (loss)	2,907	5,056	9,674	10,897

Expenses
Salaries and wages	9,592,087	127,754	9,745,397	271,157
Professional fees	103,221	9,000	112,229	18,000
Other selling, general and administrative	180,583	10,114	196,317	89,486

Total Expenses	9,875,891	146,868	10,053,943	378,643

Loss from Operations	(9,872,984)	(141,812)	(10,044,269)	(367,746)

Other Income (Expense)
Derivative liability gain	58,815	-	83,815	-
Loss on extinguishment of debt	(987,772)	-	(987,772)	-
Interest expense	(24,854)	(25,712)	(52,102)	(50,447)
Total Other Income (Expense)	(953,811)	(25,712)	(956,059)	(50,447)

Loss before tax	(10,826,795)	(167,524)	(11,000,328)	(418,193)
Income tax	-	-	-	-
Net Loss	$(10,826,795)	$(167,524)	$(11,000,328)	$(418,193)

Basic loss Per Share:
Loss per share	$(0.72)	$(0.26)	$(1.40)	$(0.65)
Net Loss Per Share	$(0.72)	$(0.26)	$(1.40)	$(0.65)

Weighted Average Shares	14,965,940	649,370	7,856,316	642,957

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	Jun 30,	Jun 30,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net Loss	$(11,000,328)	$(418,193)
Adjustments to reconcile net loss to net cash used by operations;
Depreciation and amortization	1,063	1,065
Amortization of prepaid stock - consultants	9,025	62,921
Amortization of prepaid stock - employees	159,011	183,360
Amortization of discount on note payable	6,145	6,264
Loss on extinguishment of debt	987,772	-
Derivative liability gain	(83,815)	-
Stock issued for services	9,590,840	87,281
Changes in operating assets and liabilities;
Increase in accounts payable	39,380	153,336
Decrease in accounts payable - related party	(42,420)	-
Increase (decrease) in accrued expenses	29,988	(156,930)
Net Cash Used by Operating Activities	(303,339)	(80,896)

Cash Flows from Financing Activities
Proceeds from notes payable - unsecured	10,000	76,730
Repayments of notes payable - unsecured	(10,000)	-
Proceeds from sale of common stock	375,000	-
Proceeds from notes payable - related party	7,000	-
Repayments of notes payable - related party	(7,000)	-
(Increase) decrease in checks drawn in excess of bank balance	(348)	135
Net Cash Provided by Financing Activities	374,652	76,865

Net Increase (Decrease) in Cash and Cash Equivalents	71,313	(4,031)
Cash and Cash Equivalents at Beginning of Period	-	4,031
Cash and Cash Equivalents at End of Period	$71,313	$-

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:	$-	$-

The accompanying notes are an integral part of these financial statements.
Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Notes to Financial Statements
Three months ended June 30, 2015
(unaudited)

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.  The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

On April 6, 2015, the Company replaced the existing Employment Agreement for its President/CEO, Ray A. Smith with a new Employment Agreement. The terms of the new agreement are for a period Five (5) years, renewable in two (2) year increments, and includes a Stock Incentive Compensation package consisting of Thirteen Million Five Hundred Thousand (13,500,000) post-split shares of Restricted Common Stock, which were issued upon execution of the agreement, and a salary of Twenty Thousand Dollars ($20,000) per month beginning on January 1, 2016.  The stock was valued at $9,542,840, which was expensed as Salaries and Wages upon issuance.

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the MJ Rich Note from March 2012 into Seven Hundred Fifty Thousand (750,000) post-split shares of Common Stock at a conversion price of Five Cents ($0.05).  The transaction was accounted for as an extinguishment of debt rather than a conversion, as the conversion terms were different than those set forth in the original convertible promissory notes.  The difference between the carrying value of the note and the fair market value of shares of $532,500 has been recorded as a loss on extinguishment of debt of $495,000.

On April 14, 2015, the Company received notice of conversion and agreed to convert $37,500 of the Banner- Note 1 from March 2010 into Seven Hundred Fifty Thousand (750,000) post-split shares of Common Stock at a conversion price of Five Cents ($0.05). The transaction was accounted for as an extinguishment of debt rather than a conversion, as the conversion terms were different than those set forth in the original convertible promissory notes.  The difference between the carrying value of the note and the fair market value of the shares of $532,500 has been recorded as a loss on extinguishment of debt of $495,000.

On April 28, 2015, the Company issued to its legal counsel Fifty Thousand (50,000) shares of Restricted Common Stock for legal services previously rendered totaling $11,500.

On May 7, 2015, the Company issued to a private party One Hundred Twenty Five Thousand (125,000) shares of Restricted Common Stock at Three Dollars ($3.00) per share for Three Hundred Seventy Five Thousand Dollars ($375,000).

On June 30, 2015, the Company entered into a Settlement Agreement/Mutual Release Agreement with its former employee, Kevin Goldstein, against whom the Company filed a Complaint on or about October 15, 2013.  The exact terms of the agreement are confidential; however, Mr. Goldstein has notified the Labor Commissioner the wage dispute of approximately $121,266 has been resolved completely and the Company agreed to dismiss Mr. Goldstein with prejudice from the Complaint filed in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.

NOTE 4 – CONTINGENCIES

The Company has not accrued various employee base salaries approximating $800,000 during 2014, and $300,000 during the six months ended June 30, 2015.  This is primarily due to either a voluntary furlough, or implied breach of contract by the employees and the Company, as the respective employees have not worked forty hours per week (as required by the employment agreements) because the work has not been available due to the Company’s inability to sustain consistent, profitable operations. Management has assessed the likelihood of the employees pursuing and successfully claiming base salaries as reasonably possible, and has thus elected to disclose but not record these salaries, in accordance with ASC 450-20 Loss Contingencies.

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

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued. Accordingly the following material events occurred subsequent to the quarter ended June 30, 2015:

None.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Overview

From 2004 until 2008 the Company was in the business of developing, deploying and marketing semi-custom and customized branded prepaid and prepaid card solutions.  Due to continued losses from operations, during 2009 the Company began winding down its principal business operations and commenced a search for a new business venture.  At that time, the Company had no material assets or significant liabilities.  Former board members and management were unsuccessful in securing a new business venture for the Company and on January 22, 2009, transferred control of the Company to Ronald N. Vance, former company counsel, to seek for and, if possible, locate a suitable operating business venture willing to take control of the Company.  On February 6, 2009, Mr. Vance appointed Ray Smith as the Company’s President/CEO and was tasked to restructure the Company and implement a new working business model.

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

Despite the constant delays, the Company has continued to make progress on the completion of the technical build-out of the newly-branded product line and had limited success in its beta testing.  The Company worked to launch a newly designed website which is more consumer friendly and informative so to better explain what the Company provides.  This newly designed website and online back office has been designed to give consumers information and educational tools more readily at their fingertips.

In continuing with the direction outlined throughout the previous 4 years, the Company has continued to focus on developing marketing partnerships to facilitate the distribution of its Live Agent auto dealer kiosks and also various channels to provide the Company’s consumer financial and credit products, all of which have been designed to assist consumers in managing individual personal finances, including spending, budgeting, wealth planning and credit awareness.  During the fourth quarter of 2014, the Company designed a new brand for its product line, which it now calls “Successful Habits of The Rich!™”.  This product line includes three (3) separate products we call RichMoney™, RichCredit™, and RichWealth™.

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

Recent Developments

For the first two quarters ending June 30, 2015, all primary operational efforts were prioritized and focused on buildout of the new online consumer portal and redesigning the Company website.  The Company continued to beta test and develop the Company’s newly developed product line and continued efforts to integrate this new web design into its Live Agent Auto Dealer Kiosk system along with developing the technical infrastructure for the Company’s credit and money management programs.

The Company continued to focus on developing marketing partnerships to facilitate the distribution of its personal financial services, payment reporting services and a prepaid debit card, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, credit and financial awareness.

A number of planned initiatives undertaken during the first two quarters by the Company have failed or taken longer than expected or anticipated due to capital constraints.  This, coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes, vendor payment shortfalls, and increasing legal proceedings all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will continue to be generated throughout the remainder of 2015 and these revenues should make the Company more attractive to investors.

Throughout the first two quarters of 2015, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The financial commitments entered into during 2013 and 2014 were intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have and continued to accrue or furlough wages, or accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.

A continued and substantial backlog of liabilities remains on the records of the Company, but management remains confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended June 30, 2015.

Results of Operations

For the three months ended June 30, 2015

During the three months ended June 30, 2015 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the three months ended June 30, 2015.

Revenue

Revenue from continuing operations was $3,037 and $5,436 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $2,399 or effectively 44%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $130 and $380 for the three months ended June 30, 2015 and 2014.  The decrease was $250 or 66% and incudes some nominal operating costs associated with the commencement of programs and operations.

The resulting gross profit was $2,907 and $5,056 for the three months ended June 30, 2015 and 2014, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $9,875,891 and $146,868 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $9,729,023 or 6,624%.  The key components of operating expense for the three months ended June 30, 2015 are salaries and wages ($9,592,087) professional fees ($103,221) and other selling, general and administrative ($180,583).

Salaries and wages expense were $9,592,087 and $127,754 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $9,464,333 or 7,408%. This increase was effected by the stock based compensation recorded as salaries and wage expense associated with our President/CEO’s employment contract.

Other Selling, general and administrative expenses were $180,583 and $10,114 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $170,469 or 1,685%. Other selling, general and administrative expenses will continue to increase as the Company positions itself for growth.

Other Income (Expense)

Other income (expense) was ($953,811) and ($25,712) for the three months ended June 30, 2015 and 2014, respectively Other income (expense) included interest expense of $24,854 and losses on extinguishment of debt of $987,772 which were offset in part by $58,815 from a gain  in the derivative liability.

Net loss

We incurred net losses of $10,826,795 and $167,524 for the three months ended June 30, 2015 and 2014, respectively, representing an increase in net loss of $10,659,271 or 6,363%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2016 is compared to 2015.

For the six months ended June 30, 2015

During the first six months of 2015 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the six months ended June 30, 2015.

Revenue

Revenue from continuing operations was $9,915 and $11,576 for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $1,661 or effectively 14%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $241 and $679 for the six months ended June 30, 2015 and 2014.  The decrease was $438 or 65% and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit was $9,674 and $10,897 for the six months ended June 30, 2015 and 2014, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $10,053,943 and $378,643 for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $9,675,300 or 2,555%.  The key components of operating expense for the six months ended June 30, 2015 are salaries and wages ($9,745,397) professional fees ($112,229) and other selling, general and administrative ($196,317).

Salaries and wages expense were $9,745,397 and $271,157 for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $9,474,240 or 3,494%. This increase was effected by the stock based compensation recorded as salaries and wage expense associated with our President/CEO’s employment contract.

Other selling, general and administrative expenses were $196,317 and $89,486 for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $106,831 or 119%. Other selling, general and administrative expenses will continue to increase as the Company positions itself for growth.

Other Income (Expense)

Other income (expense) was ($956,059) and ($50,447) for the six months ended June 30, 2015 and 2014, respectively Other income (expense) included interest expense of $52,102 and losses on extinguishment of debt of $987,772 which were offset in part by $83,815 from again in the derivative liability.

Net loss

We incurred net losses of $11,000,328 and $418,193 for the six months ended June 30, 2015 and 2014, respectively, representing an increase in net loss of $10,582,135 or 2,530%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2016 is compared to 2015.

Liquidity and Capital Resources

As of June 30, 2015, cash totaled $71,313 as compared with $0 at December 31, 2014, resulting in an increase of $71,313 in cash and cash equivalents.  Working capital deficit was ($3,735,504) at June 30, 2015, as compared with working capital deficit of ($4,184,938) at December 31, 2014.  This decrease in working capital deficit was a result of extinguishing debt through the issuance of our stock, and using new funds acquired from sales of our stock to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2015:

None.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2015, the Company entered into a Settlement Agreement/Mutual Release Agreement with its former employee, Kevin Goldstein, whom the Company filed a Complaint against on or about October 15, 2013.  The exact terms of the agreement are confidential; however, Mr. Goldstein has notified the Labor Commissioner the wage dispute of approximately $121,266 has been resolved completely and the Company agreed to dismiss Mr. Goldstein with prejudice from the Complaint filed in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.

On October 15, 2013, the Company filed a complaint against two former employees, Michael Nathans and Kevin Goldstein, in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.  The complaint consists of Breaches of Contract, Civil Conspiracy-Fraud, Breach of the Implied Covenant of Good Faith and Fair Dealing, Interference with Economic Advantage, Unjust Enrichment/Restitution and Breach of Fiduciary Duty committed by both parties. The total general and special financial damages to be determined at the time of trial.  Also, the Company is seeking an Injunction to restrain future conduct and reimbursement of all reasonable attorney fees for the cost of the suit. Kevin Goldstein was dismissed from this case with prejudice on June 30, 2015.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the six months ended June 30, 2015 to the risk factors discussed in the periodic report noted above.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2015, the Company replaced the existing Employment Agreement for its President/CEO, Ray A. Smith with a new Employment Agreement. The terms of the new agreement are for a period Five (5) years, renewable in two (2) year increments, and includes a Stock Incentive Compensation package consisting of Thirteen Million Five Hundred Thousand (13,500,000) post-split shares of Restricted Common Stock, which were issued upon execution of the agreement.

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

On June 30, 2015, the Company issued Eight Thousand Three Hundred Thirty Four (8,334) shares of Restricted Common Stock to a private party at Three Dollars ($3.00) per share.

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

Trycera Financial, Inc.

Date: August 19, 2015	By:	/s/ Ray A. Smith
Ray A. Smith
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer
(Principal Financial Officer)