Form 10-Q
period 2015-09-30
Trycera Financial, Inc.
filed 2015-11-24
CIK 1117045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

At November 23, 2015 there were 15,858,007 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements

Trycera Financial, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$250	$-
Prepaid expenses and other current assets	16,913	190,649
Total Current Assets	17,163	190,649

Property & Equipment, net	3,164	4,759
Total Fixed Assets	3,164	4,759

Total Assets	$20,327	$195,408

Liabilities & Stockholders’ Deficit
Current Liabilities
Checks drawn in excess of bank balance	$-	$348
Accounts payable	315,408	749,666
Accounts payable - related parties	137,145	179,565
Portfolio reserves	-	34,774
Accrued expenses	1,048,000	2,180,765
Debt settlement liability, net	147,500	141,355
Derivative liability	19,000	100,000
Unsecured notes, current maturities	222,478	94,448
Convertible notes payable, net of discounts, current maturities	638,042	713,042

Total Current Liabilities	2,527,573	4,193,963

Long-term Liabilities
Unsecured notes, less current maturities	10,000	138,030
Total Long-term Liabilities	10,000	138,030

Total Liabilities	2,537,573	4,331,993

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $.001 par value; none issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at $.001 par value; 15,858,007 and 667,673 shares issued and outstanding, respectively	15,858	668
Additional paid in capital	23,214,064	11,086,696
Accumulated deficit	(25,747,168)	(15,223,949)
Total Stockholders’ Deficit	(2,517,246)	(4,136,585)
Total Liabilities & Stockholders’ Deficit	$20,327	$195,408

The accompanying notes are an integral part of these financial statements.

Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Revenues	$237	$4,907	$10,152	$16,483
	237	4,907	10,152	16,483

Cost of Sales	313	133	554	812
Gross Profit (loss)	(76)	4,774	9,598	15,671

Expenses
Salaries and wages	23,840	125,280	9,769,237	396,437
Professional fees	3,574	9,015	115,803	27,015
Other selling, general and administrative	49,697	14,258	246,014	103,740

Total Expenses	77,111	148,553	10,131,054	527,192

Loss from Operations	(77,187)	(143,779)	(10,121,456)	(511,521)

Other Income (Expense)
Derivative liability income (loss)	(2,815)	-	81,000	-
Gain (loss) on extinguishment of debt	580,413	-	(407,359)	-
Interest expense	(23,302)	(25,948)	(75,404)	(76,395)
Total Other Income (Expense)	554,296	(25,948)	(401,763)	(7,6395)

Income (loss) before taxes	477,109	(169,727)	(10,523,219)	(587,916)
Income tax provision	-	-	-	-
Net Loss	$477,109	$(169,727)	$(10,523,219)	$(587,916)

Income (Loss) Per Share:

Income (loss) per share - diluted	$0.03	$(0.26)	$(1.00)	$(0.91)
Income (loss) per share - basic	$0.03	$(0.26)	$(1.00)	$(0.91)

Weighted Average Shares	15,855,040	658,126	10,552,947	648,069

The accompanying notes are an integral part of these financial statements.

Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	Sept. 30,	Sept. 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(10,523,219)	$(587,916)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,595	1,597
Amortization of prepaid stock - consultants	9,025	67,671
Amortization of prepaid stock - employees	164,711	275,040
Amortization of discount on note payable	6,145	118
(Gain) Loss on extinguishment of debt	407,359	-
Derivative liability (income) expense	(81,000)	-
Stock issued for services	9,601,480	120,881
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	(42,420)	-
Increase (decrease) in accounts payable	111,381	(1,793)
Increase (decrease) in accrued expenses	(29,459)	32,167
Net Cash provided by (used by) Operating Activities	(374,402)	(92,235)

Cash Flows from Financing Activities
Proceeds from sale of common stock	375,000	-
Proceeds from issuance of notes payable – related party	7,000	-
Repayments of notes payable – related party	(7,000)	-
Proceeds from issuance of notes payable	10,000	88,030
Repayments of notes payable	(10,000)	-
(Increase) decrease in checks drawn in excess of bank balance	(348)	361
Net Cash Provided (Used by) Financing Activities	374,652	88,391

Net Increase (Decrease) in Cash and Cash Equivalents	250	(3,844)
Cash and Cash Equivalents at Beginning of Period	-	4,031
Cash and Cash Equivalents at End of Period	$250	$187

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:	$-	$-

The accompanying notes are an integral part of these financial statements.

Effects of the 1 for 1,000 reverse stock split effective March 27, 2015 have been retroactively applied to all periods presented.

Trycera Financial, Inc.
Notes to Financial Statements
Three months ended September 30, 2015
(unaudited)

NOTE 1 – GENERAL

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.  The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Debt Extinguishment Income

The Company recognized gains from the extinguishment of debt to creditors for negotiated settlements as well as the lapsing of the statute of limitations as debt extinguishment income in the period of the settlement or the period in which the statute of limitations expires.

Income (Loss) per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not affect the financial statements.

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

NOTE 3 – CONTINGENCIES

The Company has not accrued various employee base salaries approximating $800,000 during 2014, and $450,000 during the nine months ended September 30, 2015.  This was primarily due to either a voluntary furlough, or implied breach of contract by the employees and the Company, as the respective employees had not worked forty hours per week (as required by the employment agreements) because the work had not been available due to the Company’s inability to sustain consistent, profitable operations.  Management has assessed the likelihood of the employees pursuing and successfully claiming base salaries as reasonably possible, and has thus elected to disclose but not record these salaries, in accordance with ASC 450-20 Loss Contingencies.

In January 2012, the Company received Notices of Claim from two former employees seeking back-wages of approximately $240,000 pursuant to the Company’s alleged breach of their employment agreements. In October 2013, the Company filed counter claims against the employees claiming, among other violations, breach of contract and fraud. The Company is seeking damages in excess of the back-wages, and cannot determine at this time, the amount or likelihood of any gains or losses that may result from these claims.  On June 30, 2015, the Company and one of the two former employees reached a Settlement Agreement and reduced the outstanding liability by approximately $122,000 dollars leaving an approximate liability totaling $118,000 plus any interest and penalties.

NOTE 4 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855-10-50-1, the Company has evaluated subsequent events through the date these financial statements to be issued. Accordingly the following material events occurred subsequent to the quarter ended September 30, 2015:

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

All throughout 2014 and 2015, the Company has continued to focus its primary operational efforts on the technical infrastructure and build-out of the Live Agent auto dealer kiosk program in addition to rebranding its financial and credit services product line.  These efforts have seen limited forward progress due to setbacks which occurred from the failed delivery of committed investments from several groups.  The lack of working capital and limited resources has caused delays in progress.

Despite the constant delays, the Company has continued to make progress on the completion of the technical build-out of the newly-branded product line and had limited success in its beta testing.  In continuing with the direction outlined throughout the previous 4 years, the Company has continued to focus on developing marketing partnerships to facilitate the distribution of its Live Agent auto dealer kiosks which have been specifically designed to help in the process of enrolling consumers into the Company’s “Successful Habits of The Rich!™ product line.  This product line includes three (3) separate products we call RichMoney™, RichCredit™, and RichWealth™. During the third quarter of 2015, this product line has been introduced to specific groups of individuals which are credit challenged and have low income.  The Company feels this target approach will be a more efficient way of generating revenues.

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

Recent Developments

For the three quarters ending September 30, 2015, all primary operational efforts were prioritized and focused on buildout of the new online enrollment web portal which is integrated into the Company website.  The Company continued to beta test and develop the Company’s newly developed product line and continued efforts to integrate this new web design into its Live Agent Auto Dealer Kiosk system along with developing the technical infrastructure for the Company’s credit and money management programs.

The Company continued to focus on developing marketing partnerships to facilitate the distribution of its personal financial services, payment reporting services and a prepaid debit card, all of which are designed to assist consumers in managing individual personal finances, including spending, budgeting, credit and financial awareness.

A number of planned initiatives undertaken during the first three quarters by the Company have failed or taken longer than expected or anticipated due to capital constraints.  This, coupled with key management time constraints, increasing regulatory requirements, lengthening approval timeframes, vendor payment shortfalls, and increasing legal proceedings all contributed to slower than planned marketing as well as delays in generating organic revenues in the first quarter.  The Company expects that organic revenues will continue to be generated throughout the remainder of 2015 and these revenues should make the Company more attractive to investors.

Throughout the first three quarters of 2015, the Company was contacted by several vendors demanding payment for prior services.  The Company, as of the date of this report, is underfunded and is nearly insolvent.  The financial commitments entered into during 2013 and 2014 were intended to provide improved funding over the coming quarters and was expected to allow the Company to remain focused on the core business and delivery of the payment reporting personal financial products and services.  However, slow delivery of working capital and delays and misrepresentations in funding overall have resulted in the near collapse of the Company.  The Company continues to negotiate with new vendors, key vendors and prior service providers.  Key management personnel have and continued to accrue or furlough wages, or accept limited or partial payments for services.  In addition, key management personnel are underwriting many operational expenses of the Company and are accruing those expenses as well. It is anticipated that key management personnel and key vendors and prior service providers shall be reimbursed accordingly once additional working capital is invested.

A continued and substantial backlog of liabilities remains on the records of the Company, but management remains confident that those liabilities will be paid, negotiated, reduced or addressed in the coming quarters.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended September 30, 2015.

Results of Operations

For the three months ended September 30, 2015

During the third quarter of 2015 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the three months ended September 30, 2015.

Revenue

Revenue from continuing operations was $237 and $4,907 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $4,670 or effectively 95%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $313 and $133 for the three months ended September 30, 2015 and 2014.  The increase was $180 or 135% and incudes some nominal operating costs associated with the commencement of programs and operations.

The resulting gross profit (loss) was ($76) and $4,774 for the three months ended September 30, 2015 and 2014, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $77,111 and $148,553 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $71,442 or 48%.  The key components of operating expense for the three months ended September 30, 2015 are salaries and wages ($23,840) professional fees ($3,574) and other selling, general and administrative ($49,697).

Salaries and wages expense were $23,840 and $125,280 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of

$101,440 or 81%. This decrease was effected by the furlough of compensation related to employment agreements.

Other Selling, general and administrative expenses were $49,697 and $14,258 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $35,439 or 249%. Other selling, general and administrative expenses will continue to increase as the Company positions itself for growth.

Other Income (Expense)

Other income (expense) was $554,296 and ($25,948) for the three months ended September 30, 2015 and 2014, respectively. Other income (expense) included a gain resulting from the extinguishment of debt of $580,413, interest expense of $23,302 and $2,815 from a loss in the valuation of the derivative liability.

Net loss

We incurred net income (losses) of $477,109 and ($169,727) for the three months ended September 30, 2015 and 2014, respectively, representing an increase in net income of $646,836.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse   acquisition or merger opportunity, we expect to improve on out performance when 2016 is compared to 2015.

For the nine months ended September 30, 2015

During the first nine months of 2015 we were focused on the technical infrastructure and executing distribution, marketing and strategic agreements.  Delays in delivering marketing and services coupled with delayed vendor payments caused us to miss the opportunity to generate any material revenues during the second quarter.  As a result the Company had nominal revenues for the nine months ended September 30, 2015.

Revenue

Revenue from continuing operations was $10,152 and $16,483 for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $6,331 or effectively 38%.  As previously discussed, we revised the business strategy to focus on restarting operations and take the company into financial services marketing and move away from direct program management.

Cost of Sales and Gross Profit

Cost of sales was $554 and $812 for the nine months ended September 30, 2015 and 2014.  The decrease was $258 or 32% and incudes some nominal operating cost associated with the commencement of programs and operations.

The resulting gross profit was $9,598 and $15,671 for the nine months ended September 30, 2015 and 2014, respectively.  Management expects gross profit margin to remain unpredictable and volatile as the new operations begin.  Fluctuations can be anticipated due to uncertainties in accessing markets coupled with higher product costs mixed with the volatility of entering markets where products have been commoditized.  Management believes that by eliminating previously high fixed processing and banking costs associated with program management, the Company can focus on improving margins by delivering organic revenues through new marketing partnerships and alliances.

Operating Expenses

Operating expenses were $10,131,054 and $527,192 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $9,603,862 or 18,217%.  The key components of operating expense for the nine months ended September 30, 2015 are salaries and wages ($9,769,237) professional fees ($115,803) and other selling, general and administrative ($246,014).

Salaries and wages expense were $9,769,237 and $396,437 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $9,372,800 or 23,643%. This increase was effected by the stock based compensation recorded as salaries and wage expense associated with our President/CEO’s employment contract.

Other selling, general and administrative expenses were $246,014 and $103,740 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $142,274 or 137%. Other selling, general and administrative expenses will continue to increase as the Company positions itself for growth.

Other Income (Expense)

Other income (expense) was ($401,763) and ($76,395) for the nine months ended September 30, 2015 and 2014, respectively. Other income (expense) included interest expense of $75,404 and net losses on extinguishment of debt of ($407,359) and $81,000 from a gain in the derivative liability.

Net loss

We incurred net losses of $10,523,219 and $587,916 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase in net loss of $9,935,303 or 16,900%.  As we continue our general business operations, organic growth in conjunction with strategic alliances and a potential reverse acquisition or merger opportunity, we expect to improve on net losses when 2016 is compared to 2015.

Liquidity and Capital Resources

As of September 30, 2015, cash totaled $250 as compared with $- at December 31, 2014, resulting in an increase of $250 in cash and cash   equivalents. Working capital deficit was ($2,510,410) at September 30, 2015, as compared with working capital deficit of ($4,003,314) at December 31, 2014. This decrease in working capital deficit was a result of extinguishing debt through the issuance of our stock, and using new funds acquired from sales of our stock to fund operations and related expenses.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not engage in any off-balance sheet arrangements.

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

Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2015:

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2015, the Company entered into a Settlement Agreement/Mutual Release Agreement with its former employee, Kevin Goldstein, whom the Company filed a complaint against on or about October 15, 2013.  The exact terms of the agreement are confidential; however, Mr. Goldstein has notified the Labor Commissioner that the wage dispute of approximately $121,266 has been resolved completely and the Company agreed to dismiss Mr. Goldstein without prejudice from the Complaint filed in Orange County Superior Court, case number 30-2013-00681235-CU-BC-CJC.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the nine months ended September 30, 2015 to the risk factors discussed in the periodic report noted above.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR DEBT

None.

ITEM 4.       (REMOVED AND RESERVED)

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Trycera Financial, Inc.

Date: November 23, 2015	By:	/s/ Ray A. Smith
Ray A. Smith
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Ray A. Smith
Ray A. Smith, Principal Financial Officer
(Principal Financial Officer)